Form 10-K
period 2004-12-31
SPIRIT FINANCE CORP
filed 2005-03-24
CIK 1277406

Use these links to rapidly review the document
Spirit Finance Corporation Consolidated Financial Statements December 31, 2004 and 2003

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 01-32386

SPIRIT FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	20-0175773
(State of incorporation)	(I.R.S. Employer Identification No.)
14631 N. Scottsdale Road, Suite 200 Scottsdale, Arizona	85254
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (480) 606-0820

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004, was $346.3 million. Such aggregate market value was computed by reference to the last known sale price of $10 of the common shares of beneficial interest as reported on The PortalSM Market on May 3, 2004. There was no active trading market for the registrant's common stock until it began trading on the New York Stock Exchange on December 16, 2004. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

        The number of shares outstanding of the Registrant's common stock, as of March 14, 2005, was 67,636,561.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 20, 2005, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

General

        When used in this report, the terms "we," "our," "us" and "our company" refer to Spirit Finance Corporation, a Maryland corporation, and our subsidiaries, unless the context indicates otherwise. We are a self-managed and self-advised real estate investment trust ("REIT") for federal income tax purposes. We were formed primarily to acquire single tenant, operationally essential real estate to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing real estate facilities that contain our customers' retail, distribution or service activities that are vital to the generation of their sales and profits. We target real estate of established companies in various industries located throughout the United States. Examples of the types of companies that own real estate in our target market include:

Automotive dealers	Health clubs or gyms
Automotive parts and service	Interstate travel plazas or truck stops
Beverage distributors	Movie theaters
Bookstores	Office supplies retailers
Computer and software stores	Photocopy or printing stores
Department stores	Plumbing supply distributors
Discount retailers	Rental centers
Drugstores	Restaurants
Educational facilities	Retail petroleum or convenience stores
Electronics retailers	Specialty retailers
Furniture stores	Supermarkets
Hardware or home improvement stores	Warehouses or wholesale clubs

        We believe that efficient real estate capitalization can lower our customers' cost of capital and is a meaningful source of shareholder wealth creation. We believe that globalization and increased competition are negatively impacting our customers' ability to raise prices, thereby causing margin compression. With resulting attention focused on corporate efficiencies, we believe capital efficiency to be a significant frontier in the creation of incremental shareholder wealth. In this light, we believe that sale-leaseback transactions are an important treasury tool to reduce corporate costs of capital and improve equity returns for our customers through their expansion or recapitalization strategies. In a sale-leaseback transaction, we acquire the property and lease the property back to the seller under a triple-net lease where the tenant is responsible for all property operating expenses, including insurance, real estate taxes and repairs and maintenance.

        In addition to providing sale-leaseback alternatives, we may also selectively originate and acquire long-term commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers. We may also make a limited amount of unsecured corporate loans or provide construction or equipment financing to customers.

Formation

        We were formed in August 2003 by Morton H. Fleischer, our Chairman of the Board and Chief Executive Officer, and Christopher H. Volk, our President and Chief Operating Officer. In December 2003, we completed the sale of 30,000,000 shares of our common stock in a private offering with an offering price of $10.00 per share and sold an additional 6,000,000 shares of our common stock with an offering price of $10.00 per share in January 2004 in connection with the exercise of the underwriter's over-allotment option. The private offering resulted in aggregate proceeds to us of $333.2 million, after deducting the underwriter's discount and offering expenses.

        On December 21, 2004, we sold 26,086,957 shares of our common stock in our initial public offering at $11.00 per share. On January 7, 2005, we sold an additional 3,913,043 shares of our common stock at $11.00 per share in connection with the exercise of the over-allotment option granted to the underwriters. In connection with this initial public offering, we received aggregate proceeds of $305.2 million, after deducting underwriters' discounts and offering expenses.

        We have elected to be taxed as a REIT. Generally, as a REIT, we do not have to pay federal corporate income tax on our REIT taxable income to the extent distributed to our stockholders. In order to be taxed as a REIT, we are required to distribute a minimum of 90% of our REIT taxable income to our stockholders. We are also required to meet asset and income tests that are consistent with our investment objectives and the requirements for REITs under the Internal Revenue Code.

Business Developments

        Since inception in August 2003, we have accomplished the following:

  •
  We raised $690 million in gross equity proceeds through our initial public offering and our December 2003 private offering.

  •
  We have accumulated a diversified real estate investment portfolio totaling $668 million at December 31, 2004, representing 374 properties in 38 states, operated by 49 customers in various industries. Our real estate investment portfolio provides stable cash flows through mortgage loans and long-term operating leases, with an average lease term of 15 years and limited lease rollovers in the next ten years.

  •
  We obtained a $250 million short-term secured credit facility.

  •
  Our team at Spirit grew to 27 employees who throughout 2004 developed the infrastructure, leveraged through the use of outsourcing arrangements, to support our expected growth and to execute our strategic initiatives in 2005.

  •
  We generated net income of $9 million and declared dividends of $0.44 per share during 2004.

  •
  We developed a $2 billion pipeline of targeted potential investment opportunities.

  •
  We launched our initial public offering and listed our common stock on the New York Stock Exchange (the "NYSE") under the symbol "SFC."

        The funds from our initial public offering and borrowing capacity from our credit facility provide us with a solid foundation to continue our growth in 2005.

Real Estate Investment Portfolio

        We invested $596 million during 2004 and $78 million during 2003 in single tenant, operationally essential real estate. As of December 31, 2004, our portfolio of real estate and mortgage loans totaled $668 million and represented 374 properties geographically diversified in 38 states. Only two states, Texas (11.7%) and Georgia (10.5%), accounted for 10% or more of the total dollar value of our real estate and mortgage loan portfolio. Of our portfolio of real estate investments as of December 31, 2004, $627 million, or 94%, represented the gross cost of real estate and related lease intangibles we own and $41 million, or 6%, represented first priority mortgage loans secured by single tenant, operationally essential real estate. Our properties are leased or financed to 49 customers operating in eight industries. Our three largest property types at the end of 2004 were restaurants (41%), movie theaters (17%) and specialty retailer properties (13%). In addition, we had real estate investments in various other industries at December 31, 2004, including distribution facilities, educational facilities, drugstores, interstate travel plazas and automotive parts and services facilities.

        Our customers are generally established companies. Our ten largest real estate investments as a percentage of our total portfolio at December 31, 2004 were leased to Carmike Cinemas, Inc., Gander Mountain Company, AMC Entertainment, Inc., Rite Aid Corporation, Hughes Supply, Inc., Flying J Inc., Fuddruckers, Inc., Grand Canyon University, Dickinson Theaters, Inc. and RTM Restaurant Group (an operator of Arby's Restaurants). These customers accounted for 55% of our total investment portfolio at December 31, 2004, with no individual credit exposure greater than 6.5% of the total portfolio. As of December 31, 2004, all of our properties were occupied, and rental and mortgage payments were current.

        Our real estate properties are leased to customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2004 is approximately 15 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance; therefore, we are generally not responsible for repairs or required to make other significant capital expenditures on the properties.

        We generated total revenue of $26.2 million in 2004 and $0.3 million in 2003. Revenue was comprised of the following:

	Year Ended December 31, 2004	Date of Inception (August 14, 2003) to December 31, 2003
Rental revenue	$20,510,787	$95,576
Interest income on mortgage loans receivable	3,775,507	89,187
Other interest income	1,941,993	101,713

Total revenues	$26,228,287	$286,476

        Approximately 14% of our 2004 total revenue and 33% of our 2003 total revenue was derived under a single master lease agreement with Flying J Inc., an operator of interstate travel plazas. As a result of the growth in our portfolio due to the acquisition of properties during the year, rental revenue generated from this customer represented less than 10% of total revenues in the fourth quarter of 2004.

Competitive Advantages

        We believe that we have the following competitive advantages:

  •
  Experienced Management:  Our senior management team, comprised of Morton H. Fleischer, Chairman and Chief Executive Officer; Christopher H. Volk, President and Chief Operating Officer; Catherine Long, Chief Financial Officer; Jeffrey M. Fleischer, Senior Vice President—Acquisitions; and Gregg A. Seibert, Senior Vice President—Underwriting, has over 100 years of combined experience in the real estate investment and finance business. Our senior management team's strategy for successful investments relies on extensive relationships, research, underwriting and continuous portfolio management. Our senior management team has an extensive track record in the origination and management of single tenant real estate assets, having invested approximately $6.7 billion in this asset type since 1980. In addition, our management has developed an expertise and the ability to specifically tailor real estate investments to respond to client needs.

  •
  Flexibility:  Owners of single tenant, operationally essential real estate require flexibility that permits them to efficiently operate their businesses over a long period of time. We offer our customers lease terms that provide operating flexibility and the potential for lease modifications. This operating flexibility might include the ability to substitute real estate locations in the event a business is sold or a tenant determines that a location is no longer strategic. It might also include the ability to sell, sublease or improve a property at a later date with financing provided by us. As a result of this flexibility, our customers will be able to execute their respective business strategies more effectively.

  •
  Financing Options:  We provide our clients with the convenience of having a "one-stop shop" for real estate financing needs, by offering sale-leaseback transactions and mortgage loans, and, where appropriate, unsecured corporate loans and construction and equipment financing.

  •
  Capacity to Fund Large Transactions:  We seek larger real estate investment opportunities for individual companies, which are those transactions in excess of $25 million. We currently believe that financial institutions are not fully serving this financing need. While there are numerous lenders and several sale-leaseback companies providing real estate capital in smaller dollar amounts, we believe that there are limited providers of long-term real estate capital for businesses operating multiple locations.

  •
  Strong Industry Relationships:  Our senior management's extensive industry and financial institution relationships provide us with a substantial ability to source and selectively choose real estate investment opportunities. A majority of our investments are sourced by our internal sales staff. We also have sourcing relationships with financial institutions and other real estate industry participants. We believe these arrangements will assist us, from time to time, in originating real estate investment opportunities.

  •
  Capital Structure:  As a REIT, we were formed to be a long-term investor in real estate assets. As a result, we are able to structure flexible lease arrangements, thereby imposing fewer constraints on the ways our customers operate their businesses.

Business and Investment Strategy

        General.    Our business strategy is to build value for our stockholders through growth in our real estate investment portfolio. We seek to enhance our performance and financial position by controlling expenses through economies of scale and through outsourcing selective company operations to businesses located in the United States to improve our efficiency. Our investment strategy is designed to take advantage of current market conditions and adjust to changes in market conditions over time by providing our customers with specifically tailored real estate financing solutions such as sale-leaseback transactions, mortgage loans, unsecured corporate loans, construction financing and equipment financing. We continue to diversify our portfolio as we acquire additional properties.

        We generally seek to acquire and hold fee simple title to the land, buildings and other assets comprising the real estate. We seek to selectively invest in real estate with strong unit-level economics, meaning profitable retail, distribution or service operations with the least likelihood of default, while increasing rental and mortgage revenues through scheduled rent escalations or escalations based on increases in the Consumer Price Index. We do not believe our business is seasonal; however, we expect the timing of our acquisitions to vary from quarter to quarter.

        We intend to provide long-term, triple-net leases or loans that offer favorable and attractive terms to us and our customers. We generally use leases with contractual lease escalations and make sustained new real estate acquisitions in an effort to achieve our targeted equity returns. If our cost of capital increases due to rising interest rates, we plan to increase tenant lease rates or increase tenant lease escalations on new leases in order to achieve our targeted equity returns. In addition to responding to varying interest rate environments in the origination of new real estate investments, we employ customary derivative strategies designed to hedge the long-term financing costs on our portfolio.

        Financing.    In order to finance the acquisition of our properties, we primarily use equity proceeds from investors and secured financing through banks and financial institutions. In the future, we may access various sources of capital, including banks, financial institutions and institutional investors through lines of credit, bridge loans, structured financings and other arrangements. In August 2004, we established a $250 million revolving secured credit facility with Bank of America Mortgage Capital Corporation, a wholly owned subsidiary of Bank of America. We use the funds borrowed under this facility primarily to fund real estate acquisitions. We are currently in active discussions with a major financial institution regarding a $125 million short-term secured credit facility, and we expect to close a long-term structured finance transaction during 2005.

        Underwriting.    Our real estate investment decisions are made by our investment committee which is comprised of the members of our senior management: Morton H. Fleischer, Christopher H. Volk, Catherine Long, Jeffrey M. Fleischer and Gregg A. Seibert. We are authorized by our board of directors to follow broad investment guidelines. We have substantial discretion within our investment guidelines in determining the types of assets we may decide are proper investments for us. Our investment committee has the authority to make real estate investments up to $100 million in any single credit risk or group of related credit risks and additional real estate investments of $20 million in that credit exposure each subsequent year without the approval of our board of directors. We evaluate potential investments in real estate and attempt to mitigate overall investment risk through strict adherence to (1) real estate investment underwriting and documentation criteria that our senior management has developed over the past 20 years, (2) portfolio composition, and (3) portfolio management that emphasizes tenant and borrower covenant compliance and ongoing performance reviews of their business.

Product Lines

        We operate in one industry segment: investment in single tenant, operationally essential real estate properties. As of December 31, 2004, 94% of our real estate investment portfolio was in real estate we own and lease to our customers and 6% was in mortgage loans. Our financing products include:

        Sale-Leaseback Transactions.    The majority of our real estate investments are in sale-leaseback transactions. In a sale-leaseback transaction, we acquire properties and lease the properties back to the seller under a triple-net lease. Under a triple-net lease, the tenant is responsible for all improvements and is contractually obligated to pay all property operating expenses, including insurance, real estate taxes and repairs and maintenance. The leases generally have a primary term of 15 to 20 years, with renewal options for one or more additional periods. We also employ fixed or variable rent increases on a scheduled basis. In 2004, our properties generated $20.5 million in rental revenue.

        Mortgages.    Although we focus on sale-leaseback transactions, we may make an investment in a particular property structured as a mortgage loan secured by the property in situations where a customary net lease transaction would have an adverse impact on the seller of a property or would otherwise be inappropriate for us. Our lending transactions are loans generally secured by commercial property. In 2004, we received approximately $3.8 million in interest income on mortgage loans receivable.

        Other Financing Products.    We may also offer other financing products where we can improve our returns or competitiveness. These financing products may include unsecured corporate loans, construction financing and equipment financing.

Competition

        We compete in acquiring properties with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors. The commercial lending market is a multi-billion dollar market including competitors with greater economies of scale, many of which are larger, have access to more resources and have greater name recognition than we do. The current environment for net lease real estate acquisitions is competitive, with individual and institutional investors exhibiting a strong demand for these investments. This demand may affect the purchase price of real estate we acquire and the rents we are able to obtain on the properties. We may delay or decline opportunities if we feel the rewards do not warrant the capital risk. As a result, the highly competitive triple-net lease environment could limit both the number of properties we acquire and the yield on those acquisitions.

Regulation

        Companies owning real estate are subject to various laws, ordinances, zoning and other regulations. In particular, our real estate investments are subject to compliance with the Americans With Disabilities Act of 1990 (the "ADA") and various federal, state and local environmental laws and regulations.

        Compliance With the Americans With Disabilities Act of 1990.    Our properties are required to meet federal requirements related to access and use by disabled persons as a result of the ADA. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Although our tenants are responsible for all maintenance and repairs of the property, including compliance with the ADA, we could be held liable as the owner of the property for a failure of one of our tenants to comply with the ADA.

        Environmental Matters.    Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The costs of investigation, clean-up and monitoring may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

        Federal regulations require building owners and those exercising control over a building's management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed asbestos containing materials and potentially asbestos containing materials in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to asbestos containing materials and potentially asbestos containing materials. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos containing materials and potentially asbestos containing materials. The regulations may affect the value of a building containing asbestos containing materials and potentially asbestos containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos containing materials and potentially asbestos containing materials when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of asbestos containing materials and potentially asbestos containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos containing materials and potentially asbestos containing materials.

        Before completing any property acquisition, we generally obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at the property. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historical aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicate possible contamination or where our consultants recommend we perform the additional procedures. For some properties, we may not obtain environmental assessments.

        Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. If an environmental occurrence affects one of our properties, our lessee may not have the financial capability to honor its indemnification obligations to us. We may obtain environmental insurance policies to insure against these losses. We determine whether to obtain environmental insurance on a case by case basis depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any. If we are unable to enforce the indemnification obligations of our lessees or if the amount of environmental insurance we carry is inadequate, our financial condition and results of operations could be adversely affected.

Employees

        In order to efficiently manage our operations, we outsource certain due diligence, legal and portfolio servicing functions to businesses located in the United States. As a result, we expect our operations to require a lower number of full-time employees than a company that performs all of its operating functions internally. As of March 14, 2005, we had 27 full-time employees.

Facilities

        Our principal offices are located at 14631 N. Scottsdale Road, Suite 200, Scottsdale, Arizona 85254. We currently occupy approximately 9,700 square feet of space leased from an unaffiliated third party. We believe that our facilities are adequate for our present operations and that adequate additional space will be available as needed in the future.

Website Access to Reports and Other Documents

        We maintain a website at www.spiritfinance.com. We will make available, free of charge, our Annual Proxy Statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Our corporate governance guidelines, code of business conduct and ethics and the charters of our audit committee, compensation committee and nominating and governance committee are also available on our website.

Factors Affecting our Operating Results

        In addition to factors discussed elsewhere in this report, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

  Factors Related to Our Business

        We rely on key personnel with long-standing business relationships, the loss of whom could materially impair our ability to operate successfully.    Our future success depends, to a significant extent, on the continued services of Morton H. Fleischer, our Chairman of the Board and Chief Executive Officer, and Christopher H. Volk, our President and Chief Operating Officer. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective customers is critically important to the success of our business. Although we have employment agreements with Mr. Fleischer and Mr. Volk, these agreements cannot guarantee that Mr. Fleischer and Mr. Volk will remain employed by us. The loss of services of one or more members of our corporate management team would harm our business and our prospects.

        Our investments are currently concentrated in a relatively small number of customers and we may be unable to adequately continue to diversify our real estate portfolio, which may result in increased risk due to industry, borrower or tenant concentration.    Because we make relatively large investments in each property or group of properties operated by a single tenant, our assets may be concentrated with a limited number of customers and we may not have sufficient capital to continue to diversify our portfolio of real estate. As of December 31, 2004, our investment portfolio totaled $668 million, representing 374 properties operated by 49 customers in eight different industries. If we do not continue to diversify our real estate portfolio, our performance will be closely tied to the performance of each of our customers and the industry in which it operates. This increases the chance that a default by any single customer will significantly and adversely affect our results of operations and the amounts available to pay distributions.

        If we are unable to continue to diversify our portfolio, we will also be affected by changing conditions in the industries in which our customers operate. Our exposure to this risk is further increased because as of December 31, 2004, approximately 41% of our total real estate investments were concentrated in the restaurant industry and 17% in the movie theater industry. Some of the factors that affect the restaurant industry include the demand for convenience, the levels of household incomes and the costs of restaurant labor. Some of the factors that affect the movie theater industry include the quality, quantity and availability of motion pictures, the number and quality of competing theater locations and the popularity and affordability of other forms of entertainment such as concerts or professional sporting events. Changes in these factors could adversely affect the financial performance of our tenants and their ability to make payments to us. Without industry diversification, or diversification across different parts of an industry, the chance that a downturn in a particular industry or part of an industry will adversely affect us increases significantly. In addition, if we are unable to continue to diversify our portfolio, our properties may be concentrated geographically. As of December 31, 2004, approximately 12% of our properties were located in Texas and approximately 11% were located in Georgia. The inability to geographically diversify our portfolio increases the chance that a decline or adverse economic or other event in one region or in a particular real estate market will adversely affect the results of our operations.

        Our use of debt to finance acquisitions could restrict our operations, inhibit our ability to grow our business and our revenues, and adversely affect our cash flow.    Some of our property acquisitions were made, and may be made in the future, by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. In addition, we intend to obtain debt financing by placing secured mortgage loans on properties that we initially acquire for cash. We may acquire properties for the purpose of securitization or use similar structured finance alternatives. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our shares and distributions to our stockholders to be reduced. We have a target maximum overall leverage ratio not to exceed 65%, but there is no limitation on the amount we can borrow on a single property or the aggregate amount of our borrowings and we can change this policy at any time without stockholder approval.

        We may not be able to obtain debt financing at favorable rates. In addition, if interest rates increase, any variable rate borrowings we have would result in our expenses increasing. Many of our borrowings may be interest-only borrowings that require the payment of the principal amount in a balloon payment at maturity. We may not have sufficient funds available to make all of our balloon payments at maturity, which would require us to refinance that debt at maturity. If we have to refinance our debt as it matures in a rising interest rate environment, our expenses will increase. An increase in our expenses would reduce the funds we have available to pay distributions.

        To the extent the agreements governing our borrowings contain financial and other covenants that we are required to comply with, our operating flexibility may be limited. We have established a credit facility with Bank of America for $250 million, which will be secured by mortgages on our properties pledged as collateral under the facility. Borrowings under the facility are subject to various covenants, including a maximum leverage ratio, minimum liquidity amount, minimum tangible net worth and other financial ratio calculations. These covenants, as well as any additional covenants we may be subject to in the future on additional borrowings, could cause us to have to forego investment opportunities, or may cause us to have to finance investments in a less efficient manner than if we were not subject to the covenants. In addition, the agreements governing our borrowing may have cross default provisions, such that a default on one of our borrowings would lead to a default on all of our borrowings.

        These risks of using debt to finance acquisitions are further increased for us because we intend to mortgage a substantial portion of the properties we acquire and use the proceeds to acquire additional properties, consistent with our overall leveraging strategy.

        Failure to hedge effectively against interest rate changes may adversely affect our results of operations.    We attempt to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk; however, these arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to our hedging arrangements may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the future interest expense of our borrowings may have a material adverse effect on our operating results and financial condition.

        We compete for customers and the acquisition or refinancing of properties which could reduce the yields we are able to negotiate on our investments.    We compete for the acquisition or financing of properties with financial institutions, real estate funds and investment companies, pension funds, private individuals and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Many of our competitors have greater name recognition, resources and access to capital than we have. In particular, larger REITs may enjoy significant competitive advantages that result from a lower cost of capital and enhanced operating efficiencies. Because the real estate financing market is highly competitive, competitors are quick to adopt new financing products. To the extent we offer unique financing terms in the future, our competitors could also begin offering similar terms, which would decrease our ability to develop a competitive advantage. We have recently experienced increased competitive conditions caused by larger amounts of investor capital seeking quality income-producing investments, which has caused us to lose bids or turn down various transactions where competition has reduced yields to the point that we concluded the transaction did not provide us a sufficient return. We may have to increase our purchase price of properties, reduce the rent we require a tenant to pay or reduce the interest rates on loans we make in order to secure customers or remain competitive. If this happens, our returns to stockholders may be adversely affected.

        We may not have adequate access to funding to successfully execute our growth strategy.    Our business strategy principally depends on our ability to grow the size of our real estate portfolio. Our business plan requires significant funds for property acquisition, loan origination, working capital, minimum REIT distributions and other needs. This strategy depends, in part, on our ability to access the debt and equity capital markets to finance our cash requirements. Except for our credit facility with Bank of America, we currently have limited external sources of financing. In addition, our credit facility has a maturity date of September 14, 2005, unless extended. We will need to access long-term debt financing facilities or other permanent debt strategies in order to successfully execute our business plan. We will need access to significant additional funding to adequately diversify our portfolio and successfully execute our business strategy. An inability to effectively access these markets would have an adverse effect on our ability to make new investments and could adversely affect our ability to pay distributions.

        We may not be able to effectively manage a rapidly growing portfolio which could lead to losses.    The successful implementation of our growth strategy depends, in part, on our ability to effectively manage rapid growth in our portfolio. Our ability to effectively manage rapid growth in our portfolio depends on our ability to successfully attract and retain additional qualified personnel. An inability to attract the necessary qualified personnel to properly manage and grow our portfolio could have an adverse effect on our business.

        The loss of a tenant or the failure of a tenant to pay rent, or our inability to re-lease a property, will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.    Generally, each of our properties is operated and occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of each tenant. Leasing activity represents approximately 80% of our total revenues for the fiscal year ended December 31, 2004. The success of our tenants is dependent on each of their individual businesses and their industries, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. We acquire properties from single tenants that operate multiple locations, which means we own numerous properties operated by the same tenant. To the extent we finance numerous properties operated by one company, the general failure of that single tenant or a loss or significant decline in its business would have an adverse effect on us.

        A default of a tenant on its lease payments to us that would cause us to lose the revenue from the property would have an adverse effect on our operating results and financial condition and/or could cause us to reduce the amount of distributions we pay to stockholders. In the event of a default, we may incur substantial costs in protecting our investment and re-leasing our property. In addition, if a lease is terminated or not renewed, we may not be able to re-lease the property on favorable terms or sell the property without incurring a loss.

        Our loss of a tenant may further reduce our revenues because the net leases we may enter into or acquire may be for properties that are specially suited to the particular business of our tenants. With these types of properties, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions. These and other limitations may negatively affect our cash flow from operations or the proceeds from disposition of any such properties and adversely affect returns to our stockholders.

        The loss of a borrower or the failure of a borrower to make loan payments on a timely basis will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.    Currently, we have two borrowers that each account for approximately half of our total mortgage loan portfolio; therefore, the success of our mortgage loan investments is materially dependent on the financial stability of each of these two borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan would have an adverse effect on our operating results and financial condition and could cause us to reduce the amount of dividends we pay to stockholders. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any real estate collateral.

        Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party's default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any of these principles may lead to a loss or delay in the payment on loans we hold, which in turn could reduce the amounts we have available to pay distributions. Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property which could adversely impact our results of operations.

        The risk of default on our real estate investment portfolio may be higher because, as of December 31, 2004, 94% of our properties were operated by non-investment grade companies.    As of December 31, 2004, 94% of our properties were operated by customers that do not have an investment grade rating from at least one of the nationally recognized rating agencies. Investment grade means companies which have unsecured corporate debt ratings equal to or greater than BBB- by Standard & Poor's (a division of The McGraw Hill Companies, Inc.), Baa3 by Moody's Investment Services, Inc. (a subsidiary of Moody's Corporation) and NAIC-2 by the National Association of Insurance Commissioners. We also may have customers who are highly leveraged. Customers who are highly leveraged or do not have recognized credit ratings may be more likely to default or file for bankruptcy.

        Any bankruptcy filings by or relating to one of our customers could prevent us from collecting pre-bankruptcy debts from that customer or their property, unless we receive an order permitting us to do so from the bankruptcy court. A customer bankruptcy could delay our efforts to collect past due balances under the subject leases or loans, and could ultimately prevent full collection of these sums. If a lease were rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. Additionally, we may not be able to terminate the subject lease and seek new tenants. We may recover substantially less than the full value of any unsecured claims, if anything, which would harm our financial condition.

        We will be investing in real estate in industries in which we have limited investment and underwriting experience, which could adversely affect our results of operations.    Our current strategy is to acquire real estate assets across a variety of industries in a variety of geographic locations. We have limited experience investing in real estate operated by some of the industries we are targeting. Accordingly, we will be required to develop expertise, relationships and market knowledge across a broad range of industries and will be subject to the market conditions affecting each industry operating our properties, including such factors as the economic climate, business layoffs, industry slowdowns, changing demographics and supply and demand issues. This multi-industry approach could require more management time, support staff and expense than a company whose focus is dedicated to a greater extent on a single property type. If we are not able to efficiently and effectively manage a diverse multi-industry portfolio of real estate properties and loans, our results of operations and returns to our stockholders will be adversely impacted.

        Insurance on our real estate collateral may not adequately cover all losses which could reduce stockholder returns if a material uninsured loss occurs.    Our customers are required to maintain insurance coverage for the properties they operate. There are various types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. In that case, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. If this happens, it could reduce the amounts we have available to pay dividends to stockholders.

        The costs of compliance with or liabilities under environmental laws may harm our operating results.    The properties we acquire may be subject to known and unknown environmental liabilities. This risk is further increased because as of December 31, 2004, approximately 5% of our total assets were invested in interstate travel plazas that sell petroleum products. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

  •
  our knowledge of the contamination;

  •
  the timing of the contamination;

  •
  the cause of the contamination; or

  •
  the party responsible for the contamination of the property.

        There may be environmental problems associated with our properties of which we are unaware. We generally obtain or update Phase I environmental surveys on the properties we finance or acquire. The environmental surveys may not reveal all environmental conditions affecting a property; therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances. Some properties may contain asbestos containing materials. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest.

        The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations under our lease, if any. The discovery of environmental liabilities attached to our properties could adversely affect a customer's ability to make payments to us or otherwise affect our results of operations and financial condition and our ability to pay distributions to stockholders.

        Our environmental liability may include property damage, personal injury, investigation and clean-up costs. These costs could be substantial. We generally only obtain environmental insurance on properties we own at which petroleum products are sold. Although we may obtain insurance for environmental liability for these types of properties, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial ability of our insurance company and the position it takes with respect to our insurance policies. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

        Most of the environmental risks discussed above refer to properties that we own or may acquire in the future; however, each of the risks identified also applies to the owners (and potentially, the lessees) of the properties that secure each of our loans and any loans we may acquire or make in the future. Therefore, the existence of environmental conditions could diminish the value of each of the loans and the abilities of the borrowers to repay the loans, as well as adversely affect our results of operations and financial condition and our ability to pay distributions to stockholders.

        Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation of the problem.    When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing along with awareness that exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected properties. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise. If we ever become subject to significant mold-related liabilities, our business, financial condition, liquidity, results of operations and ability to pay dividends could be materially and adversely affected.

        Compliance with the Americans With Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to stockholders.    All of our properties are required to comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that the buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA provisions, and typically under our leases and financing agreements are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to pay dividends to stockholders.

        In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our ability to pay distributions. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could be changed or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and distributions paid.

        Construction loans are riskier than loans on developed properties because the underlying property may not generate income and could encounter problems associated with construction.    We may make loans to finance the development of new properties. These loans are generally made to fund the construction of one or more buildings on real property. These loans are riskier than loans secured by income producing properties because of increased risks during construction, and the fact that the property does not generate income until construction is completed, which reduces the funds the borrower has available to make payments on the loan. We may also be required to expend funds to complete construction of the property if the borrower defaults and does not complete construction.

        We may make loans that are not secured by any assets, which could lead to losses if borrowers default on those loans.    In connection with a real estate financing, we may make general business loans that are not secured by real estate or any other assets. In these cases, we will not have a security interest in a specific asset, but will rely instead on a promise to pay from the borrower. If the borrower does not keep its promise to pay and defaults, we will not have the benefit of a lien on any specific asset on which to foreclose to collect the loan. If we do not have any collateral to repossess through foreclosure and sell, we may lose our entire investment on that loan.

  Factors Related to Our REIT Status

        Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.    If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Failing to obtain, or losing our REIT status, would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

        Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control and which will be evaluated in light of our future operations. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. In addition, future tax laws related to other entities could reduce our tax-advantaged status relative to those entities, which could cause a reduction in the market price of our shares. Further, our future operations may, contrary to expectation, prohibit us from satisfying one or more conditions to qualifying as a REIT.

        Complying with REIT requirements may cause us to forego otherwise attractive opportunities.    In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely with the goal of maximizing profits.

        In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell properties at otherwise opportune times if we believe those sales could result in us being treated as engaging in a prohibited transaction.

        Complying with REIT requirements may force us to borrow funds or sell properties on disadvantageous terms in order to make distributions to our stockholders and those distributions may represent a return of capital to investors.    As a REIT, we must distribute 90% of our REIT taxable income to our stockholders each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which specified distributions we pay, or are deemed to pay, with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules or an amount sufficient to avoid federal income tax and the nondeductible excise tax. Thus, we could be required to borrow funds, sell a portion of our properties at disadvantageous times or prices or find another alternative source of funds. These distributions could also represent a return of capital to investors. These alternatives could increase our costs or reduce our equity and reduce amounts we have available to invest.

        The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.    The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income, which could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of our REIT taxable income.

Forward-Looking Statements

        Some of the statements in this report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, forward-looking statements can be identified by terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "should," "will" and "would" or the negative of these terms or other similar terminology.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following are some of the factors that could cause actual results to vary from our forward-looking statements:

  •
  changes in our industry, interest rates or general economic conditions;

  •
  general volatility of the capital markets and the market price of our common stock;

  •
  changes in our business strategy or development plans;

  •
  availability, terms and effective development of capital;

  •
  availability of suitable properties to acquire and our ability to rent those properties at favorable rates;

  •
  availability of qualified personnel and our ability to retain our key management personnel;

  •
  changes in, or the failure or inability to comply with, government regulation;

  •
  the degree and nature of our competition; and

  •
  other factors referenced in this report, including those set forth under the captions "—Factors Affecting Our Operating Results" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations with regard to the statements or any change in events, conditions or circumstances on which any such statement is based.

Item 2. Properties

Our Current Real Estate Investment Portfolio

        As of December 31, 2004, our real estate investment portfolio represented 374 properties geographically diversified across 38 states. Of our portfolio of real estate investments, $627.1 million (including related lease intangibles of $11.0 million), or 94%, represented real estate we own, and $40.9 million, or 6%, represented mortgage loans receivable we hold. For the properties we own, we generally own fee simple title to the real estate. The properties are generally leased to a single tenant under a long-term, triple-net lease where the tenant is responsible for paying all property operating expenses, including insurance, real estate taxes and repairs and maintenance. Our mortgage loans receivable are generally secured by a first priority lien on the real estate property. We believe that, through our customers' obligations to carry insurance, all of our properties are adequately covered by insurance. Substantially all of our properties and all of our mortgage loans were pledged as collateral under our secured debt obligations as of December 31, 2004.

Investment Diversification

        Diversification by Property Type.    The following table shows information regarding the diversification of our real state investment portfolio among different property types.

Real Estate Investments as of December 31, 2004

Property Type	Number of Properties	Square Footage	Dollar Amount of Real Estate Investments(a)	Percent of Total Real Estate Investments
Chain restaurants	241	963,326	$272,232,835	41%
Movie theaters	11	642,309	116,831,203	17
Specialty retailers	17	832,290	86,231,673	13
Distribution facilities	50	903,119	50,531,076	7
Educational facilities	4	562,607	44,486,899	7
Drugstores	14	197,186	38,328,429	6
Interstate travel plazas	4	65,811	37,535,469	6
Automotive parts and service facilities	33	235,491	21,748,965	3

Total Real Estate Investments	374	4,402,139	$667,926,549	100%

(a)
Dollar amount of real estate investments includes the gross cost of real estate investments, related lease intangibles and the carrying amount of our mortgage loans receivable.

        Geographic Diversification.    The following table shows the geographic distribution of our real estate investment portfolio across the United States. We do not own any real estate outside of the United States.

Real Estate Investments by State as of December 31, 2004

Location	Number of Properties	Dollar Amount of Real Estate Investments(a)	Percent of Total Real Estate Investments
Texas	62	$78,427,540	12%
Georgia	37	70,026,312	10%
Florida	49	62,410,823	9%
Arizona	9	55,673,326	8%
California	7	52,505,121	8%
Ohio	20	38,514,201	6%
Missouri	7	22,949,361	3%
New York	6	22,208,544	3%
Louisiana	21	21,676,870	3%
Oklahoma	16	20,929,729	3%
Indiana	8	20,523,689	3%
Iowa	3	19,857,968	3%
North Carolina	10	19,375,457	3%
Kentucky	10	16,898,358	3%
Tennessee	20	14,058,164	2%
Michigan	4	13,131,019	2%
Mississippi	14	11,527,208	2%
Minnesota	6	11,369,243	2%
Pennsylvania	6	11,314,796	2%
Wisconsin	1	11,072,806	2%
Alabama	13	10,660,643	2%
Montana	2	9,813,573	1%
New Mexico	5	9,180,999	1%
North Dakota	1	8,536,575	1%
Virginia	7	5,611,770	1%
South Carolina	8	4,378,098	1%
Kansas	2	4,329,671	1%
Illinois	5	4,300,570	1%
Utah	3	3,960,031	1%
Idaho	3	3,864,065	1%
Colorado	1	1,711,495	*
West Virginia	2	1,697,533	*
Vermont	1	1,654,856	*
Oregon	1	1,217,706	*
Massachusetts	1	802,698	*
Washington	1	730,686	*
New Jersey	1	716,176	*
Arkansas	1	308,869	*

Total Real Estate Investments	374	$667,926,549	100%

*
Less than 1%.

(a)
Dollar amount of real estate investments includes the gross cost of real estate investments, related lease intangibles and the carrying amount of our mortgage loans receivable.

Lease Expirations

        The weighted average remaining noncancelable lease term of our real estate investments at December 31, 2004 was 15 years. The following table shows a summary of the lease expirations. Our leases generally provide for one or more renewal options ranging from five to 20 years. The table assumes that the tenants do not exercise any renewal options.

Lease Expirations as of December 31, 2004

	Number of Properties	Dollar Amount of Real Estate Investments(a)	Percent of Total Real Estate Investments
2006 - 2012	30	$18,546,887	3%
2013 - 2015	74	64,934,457	10%
2016	29	33,256,074	5%
2017	42	66,641,513	11%
2018	14	72,458,002	11%
2019	60	162,849,301	26%
2020 - 2023	21	104,014,260	17%
2024	37	104,371,375	17%

Total	307	$627,071,869	100%

(a)
Dollar amount of real estate investments includes the gross cost of real estate investments and related lease intangibles.

Loan Maturities

        The following table shows a summary of the scheduled principal maturities of our mortgage loans receivable as of December 31, 2004. The loans may be prepaid with penalties.

Loan Maturities as of December 31, 2004

	Principal Amount Maturing	Percent of Total Principal Amount Maturing
2005	$402,221	1%
2006	592,523	2%
2007	702,048	2%
2008	785,729	2%
2009	899,573	2%
2010 - 2015	8,513,193	21%
2016 - 2020	13,078,126	33%
2021	14,614,801	37%

	39,588,214	100%

Premium on mortgage loans receivable	1,266,466

	$40,854,680

Item 3. Legal Proceedings

        We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market For The Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock is traded on the NYSE under the symbol "SFC." The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock. Our common stock began trading on the NYSE on December 16, 2004 in connection with our initial public offering, and therefore, no data is available for periods prior to December 16, 2004. The closing stock price on December 31, 2004 was $12.65.

2004	High	Low
Fourth Quarter	$13.20	$12.00

Stockholder Information

        As of March 14, 2005, there were 35 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Distribution Information

        No distributions were declared during 2003. All record dates for 2004 were prior to our initial public offering; accordingly, distributions were not paid on shares purchased after December 10, 2004. All distributions paid in 2004, totaling $0.25 per common share, were characterized as ordinary income for federal income tax purposes. Distributions declared during 2004 are summarized as follows:

			Distributions Declared
Declaration Date	Record Date	Payment Date	Per Common Share	Total
July 30, 2004	August 10, 2004	August 20, 2004	$0.06	$2,244,291
October 29, 2004	November 10, 2004	November 22, 2004	0.19	7,109,774
December 1, 2004	December 10, 2004	January 31, 2005	0.19	7,109,774

			$0.44	$16,463,839

        We intend to continue to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income so as to avoid paying corporate level income tax and excise tax on our earnings and to qualify for the tax benefits afforded to REITs under the Internal Revenue Code. During the initial years of our operations, the distributions we pay may include a return of capital. The amount of our distributions that represent a return of capital is expected to decrease over time. The distributions, if any, will be authorized and paid as determined at the discretion of our board of directors and will be subject to our financial condition and our actual results of operations, which are dependent on our receipt of payments from our leases and loans with respect to our properties. If our operations are not successful, we may not be able to make distributions in the future.

Use of Proceeds from Initial Public Offering

        On December 21, 2004, we sold 26,086,957 shares of our common stock in an underwritten initial public offering at $11.00 per share. On January 7, 2005, we sold an additional 3,913,043 shares of our common stock at $11.00 per share in connection with the exercise of the over-allotment option granted to the underwriters in our initial public offering. The offering has completed. In connection with the offering, $375.0 million of common stock was registered under the Securities Act of 1933, as amended (the "Securities Act"), on a Registration Statement (Registration No. 333-119810) on Form S-11 that was declared effective by the Securities and Exchange Commission on December 15, 2004. The Company sold 30,000,000 shares of common stock registered under the Registration Statement for a total price to the public of $330.0 million. Including the over-allotment option, we received total proceeds of approximately $306.9 million, after deducting $23.1 million for underwriters' discounts and commissions. The other expenses of this offering we paid are estimated to be approximately $1.7 million. We used approximately $272.7 million of the offering proceeds to prepay amounts outstanding on our secured credit facility, used approximately $33.9 million to fund real estate acquisitions and used the remainder to pay expenses of the offering. Banc of America Securities LLC and Citigroup Global Markets Inc. acted as joint-lead underwriters for the offering.

Recent Sales of Unregistered Securities

        On December 17, 2003, January 20, 2004, January 30, 2004, February 9, 2004 and September 1, 2004, the Company issued an aggregate of 167,250 restricted shares of its common stock to certain of its directors, executive officers and employees under the Company's 2003 Stock Option and Incentive Plan at a purchase price of $.01 per share. On December 17, 2003, January 20, 2004, and February 9, 2004, the Company granted options to purchase an aggregate of 1,290,000 shares of its common stock to certain of its executive officers and employees pursuant to the Company's 2003 Stock Option and Incentive Plan. The above grants and issuances of securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 and Section 4(2) of the Securities Act as an offer and sale of securities pursuant to a compensatory benefit plan and a transaction by an issuer not involving any public offering. Exemption from the registration provisions of the Securities Act is claimed on the basis that the above purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, such transactions did not involve any public offering and the purchasers were sophisticated and had adequate access to information about us through their relationship with us.

        On December 17, 2003 and January 27, 2004, the Company sold a total of 34,023,047 shares of its common stock in a private unregistered offering to Banc of America Securities LLC pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act, which shares were subsequently resold to other investors in accordance with Rule 144A of, and other available exemptions set forth in, the Securities Act. The per share purchase price of the common stock sold to the initial purchaser was $9.30, for an aggregate offering price of approximately $316.4 million and the per share offering price to investors was $10.00. Banc of America Securities LLC received an aggregate of approximately $23.8 million in initial purchaser discounts and placement fees in connection with this offering. In connection with this offering, the Company sold an additional 1,976,953 shares directly to directors, officers and other persons associated with the Company pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, for which the purchasers paid $9.30 per share for an aggregate offering price of $18.4 million.

2003 Stock Option and Incentive Plan

        The following table shows information related to our compensation plans that authorize the issuance of equity securities as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	1,290,000	$10.00	642,750	(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,290,000	$10.00	642,750	(2)

(1)
Our 2003 Stock Option and Incentive Plan was approved by our then sole stockholder on December 15, 2003.

(2)
Subsequent to December 31, 2004, awards of restricted stock and stock options relating to 246,699 shares of our common stock were granted by the compensation committee of our board of directors.

Item 6. Selected Financial Data

        The following table presents selected consolidated financial and operating data for Spirit Finance Corporation for the year ended December 31, 2004 and for the period from inception (August 14, 2003) to December 31, 2003.

	Year Ended December 31, 2004	For the Period from Inception (August 14, 2003) to December 31, 2003(a)
Operations Data:
Total revenues	$26,228,287	$286,476

Expenses:
General and administrative	7,145,317	1,404,940
Depreciation and amortization	4,652,584	3,982
Interest	5,458,387	35,711

Total expenses	17,256,288	1,444,633

Net income (loss)	$8,971,999	$(1,158,157)

Net income (loss) per common share:
Basic	$0.24	$(0.22)
Diluted	0.24	(0.22)
Dividends declared per common share(b)	$0.44	$—
Weighted average outstanding common shares:
Basic	37,522,747	5,160,524
Diluted	37,688,074	5,160,524
Balance Sheet Data:
Gross investments including related lease intangibles	$667,926,549	$78,297,245
Total assets	782,227,224	277,875,035
Mortgages and notes payable	178,854,127	—
Stockholders' equity	587,703,472	276,902,375
Other Data:
Funds from operations(c)	$13,573,647	$(1,158,157)
Number of real estate investments owned or financed	374	71

(a)
Operations for this period related primarily to organization and start-up activities prior to the closing of our December 2003 private offering.

(b)
All dividend record dates in 2004 were prior to the initial public offering; accordingly, dividends were not paid on shares purchased after December 10, 2004.

(c)
Funds from operations (FFO) is a non-GAAP financial measure. For a definition of FFO and a reconciliation from net income prepared in accordance with U.S. generally accepted accounting principles, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled "Reconciliation of Non-GAAP Financial Measures."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying consolidated financial statements and notes thereto as of December 31, 2004. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial conditions for any future periods.

Overview

        Spirit Finance Corporation is a self-managed and self-advised REIT formed as a Maryland corporation on August 14, 2003. We were formed to acquire single tenant, operationally essential real estate leased to retail, distribution and service-oriented companies on a long-term basis. Operationally essential real estate includes land and buildings vital to the generation of our customers' sales and profits. In addition, we may selectively originate and acquire long-term mortgage loans or equipment loans that are integral to our strategy of providing a complete financing solution to our customers. We may also make a limited amount of unsecured corporate loans to our customers. Our objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as restaurants, interstate travel plazas, movie theaters, automotive parts stores and services facilities, drugstores, educational facilities, specialty retailers and other similar businesses.

        As discussed further in Liquidity and Capital Resources, we completed a private offering in December 2003 and an initial public offering in December 2004. Together with the exercise of underwriters' over-allotment options for both offerings, Spirit Finance raised aggregate proceeds of $641.7 million, net of underwriters' discounts and before offering expenses.

        As of December 31, 2004, our $667.9 million portfolio represented 94% real estate we own (including the gross cost of land, buildings and related lease intangibles) and 6% mortgage loans receivable (including unamortized premiums). Our portfolio of 374 owned or financed single tenant properties is geographically diversified across 38 states. Only two states, Texas (11.7%) and Georgia (10.5%), accounted for 10% or more of the total dollar value of our real estate and mortgage loan portfolio. Our properties are leased or financed to 49 customers operating in various industries. Our three largest property types at the end of 2004 were restaurants (41%), movie theaters (17%) and specialty retailer properties (13%). Our top 10 customers as a percentage of our total portfolio at December 31, 2004 were Carmike Cinemas, Inc., Gander Mountain Company, AMC Entertainment, Inc., Rite Aid Corporation, Hughes Supply, Inc., Flying J Inc., Fuddruckers, Inc., Grand Canyon University, Dickinson Theaters, Inc. and RTM Restaurant Group (an operator of Arby's Restaurants). These customers accounted for 55% of our total portfolio investments at December 31, 2004, with no individual credit exposure greater than 6.5% of the total portfolio. All of our properties are occupied, and rental and mortgage payments are current.

        We generate our revenue and cash flow primarily by renting our real estate properties and from interest income on our portfolio of mortgage loans. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings. We expect to grow through continuing our strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions. We intend to fund future real estate investments primarily with borrowings on our secured credit facility and by raising funds through the issuance of debt and additional equity capital as described below in the section entitled "Liquidity and Capital Resources."

        Our ability to achieve continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions. The current environment for net lease real estate acquisitions is competitive. We may delay or decline opportunities if we feel the rewards do not warrant the capital risk. In addition, the timing on closing acquisitions may vary significantly from quarter to quarter. The highly competitive triple-net lease environment could limit both the number of properties acquired and the yield on those acquisitions. In response to these challenges, we now have a full time sales staff of five, of which four were added during the course of 2004. We expect our increased sales force to contribute to the expansion of our investment pipeline during the year, resulting from improved industry coverage. We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products.

Liquidity and Capital Resources

        On December 17, 2003, we completed a private offering of 30,000,000 shares of our common stock at a price of $10 per share. Proceeds, net of underwriter's discount and offering costs, totaled $277.5 million. On January 27, 2004, we issued an additional 6,000,000 shares of common stock and received $55.7 million in proceeds, net of underwriter's discount and offering costs, as a result of the exercise of the underwriter's over-allotment option.

        We completed an initial public offering of 26,086,957 shares of our common stock at a price of $11 per share on December 21, 2004. Proceeds totaled $265.1 million, net of underwriters' discount and offering costs. As a result of the exercise of the underwriters' over-allotment option, we issued an additional 3,913,043 shares of common stock on January 7, 2005 and received an additional $40.0 million in proceeds, net of underwriters' discount and before offering expenses. Proceeds from the initial public offering were used primarily to pay down $272.7 million of debt in December 2004 and in the first quarter of 2005. Immediately following the exercise of the over-allotment option, the number of common shares outstanding totaled 67,419,862. Our common stock is listed on the NYSE under the ticker symbol "SFC."

        During 2003, we acquired four interstate travel plaza facilities and mortgage loans on 67 restaurant and auto parts properties for an aggregate purchase price of $78.3 million. Our Chief Executive Officer is a member of the board of directors of the seller of the interstate travel plaza facilities and one of our independent directors is a member of the board of directors of the customer operating the restaurants that secure approximately half of the mortgage loans. The acquisition prices were based on comparable market transactions.

        During 2004, we acquired 307 properties in a broad array of industries through various transactions, including a total of 209 restaurant properties, 50 distribution facilities, 17 specialty retailer properties, 14 drugstores, 11 movie theaters, four educational facilities, and two automotive parts and service facilities for an aggregate purchase price of $596.1 million. These real estate purchases were funded with cash, the assumption of $39.2 million of mortgages and notes payable, the use of interim seller financing totaling $144.3 million, and borrowings under a secured credit facility.

        We generate our revenue and cash flow primarily by renting our real estate properties and from interest income on our portfolio of mortgage loans receivable. We expect that a significant portion of our real estate investments will be in sale-leaseback transactions that are structured as operating leases under which rental revenue is recognized on a straight-line basis as earned. We generally offer leases that provide for payments of base rent with scheduled increases, increases based on changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee's gross sales. Under a sale-leaseback transaction, we acquire properties and lease the properties back to the seller on a long-term basis. At December 31, 2004, the weighted average remaining initial lease term was approximately 15 years, and our leases generally provide for one or more renewal options. Only 3% of our current lease portfolio will expire prior to 2012. Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance. Since our tenants generally pay the property operating and maintenance costs, we believe that funds for capital maintenance expenditures on the properties will not be significant. Although we do not expect to make significant investments in mortgage loans, we may selectively acquire such loans on favorable terms as opportunities arise in the market. Our current real estate mortgage loans receivable require that our customers make monthly payments of principal and interest with balloon payments totaling $13.5 million in 2021. The mortgage loans receivable are secured by single tenant, operationally essential real estate. We may also offer other financing products where we can improve our investment returns or competitiveness. Substantially all of the Company's real estate investments are pledged as collateral under our debt obligations as described below.

        Cash from operating activities totaled $17.4 million in 2004. Our operating costs include interest expense on our debt and certain general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating costs. Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, restricted stock amortization (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).

        During 2004, we paid dividends of $0.25 per share totaling $9.4 million. A cash distribution of $0.19 per share was also declared on December 1, 2004, payable to stockholders of record as of December 10, 2004. The distribution, which totaled $7.1 million, was paid on January 31, 2005. All dividend record dates for 2004 were prior to the initial public offering; accordingly, dividends were not paid on shares purchased after December 10, 2004. We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level income tax and excise tax on our earnings. During the initial years of our operations, the distributions we pay may include a return of capital. Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions. Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments.

        In August 2004, we established a $250 million secured credit facility with Bank of America Mortgage Capital Corporation, a wholly owned subsidiary of Bank of America Corporation. The variable-rate facility allows us to borrow up to $250 million and to request that Bank of America approve, in its sole discretion, an additional $100 million for certain types of transactions. The facility is structured as a master loan repurchase arrangement, and our borrowings under the facility are secured by mortgages on specific properties we own and pledge as collateral under the facility. The facility matures on September 14, 2005, with the ability to extend the facility for an additional year with the consent of Bank of America. This credit facility is used to fund our real estate acquisitions on a short-term basis while we acquire a pool of real estate of sufficient size to execute our long-term debt strategies. No amounts were outstanding under the facility at December 31, 2004. Subsequent to year-end, we borrowed $49.6 million on our secured credit facility. In addition to the secured credit facility, our debt at December 31, 2004 included variable-rate mortgage notes payable totaling $140.1 million, fixed-rate mortgage notes payable with a carrying value of $36.4 million and an unsecured note payable with a carrying value of $2.3 million. During the first quarter of 2005, we repaid the $140.1 million variable-rate mortgage notes payable.

        We are subject to various customary operating and financial covenants under the mortgage notes payable and the secured credit facility. The mortgage notes payable include a limitation on the Company's ability to incur additional indebtedness on the underlying secured real estate. The secured credit facility includes a minimum liquidity requirement of $25 million. As of December 31, 2004, we were in compliance with these covenants and requirements. Substantially all of our real estate and mortgage loan assets were pledged as collateral as of December 31, 2004 for current or future borrowings.

        At December 31, 2004, we had contractual commitments totaling $8.9 million for future improvements on properties we currently own. In addition, as of early March 2005, we have identified for review potential investment opportunities of more than $2 billion. The individual transactions identified for review range in size from $2 million to $150 million, with an average transaction size of $28 million. We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations. Investments under review are generally subject to significant change and after further due diligence, we may decide not to pursue any or all of these transactions. In addition, the timing of closing any such acquisitions may vary significantly from quarter to quarter.

        In the short-term, we believe that cash provided by operating activities and funds available under our secured credit facility will be sufficient to meet our liquidity needs for the operating and financing obligations of our existing investment portfolio. In order to achieve growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional funding beyond our currently committed external sources of liquidity. On a long-term basis, we intend to use a variety of financing methods to accomplish our goal of maintaining our borrowings at a targeted leverage ratio not to exceed 65% of our total assets. We define our leverage ratio as the ratio of our total debt to total assets. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments. Specifically, we are currently in active discussions with a major financial institution regarding a $125 million short-term secured credit facility, and we expect to close a long-term structured finance transaction during 2005. As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we are using an interest rate derivative contract to manage our exposure to changes in interest rates on the anticipated term debt. Substantially all of our properties will be used to secure our debt financings. In addition, our ability to achieve continuous real estate investment growth may also depend on our ability to raise additional equity capital.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table outlines the timing of payment requirements related to our off-balance sheet and contractual obligations as of December 31, 2004. The contractual obligations relating to mortgages and notes payable listed in the table below are included in the Consolidated Balance Sheets at December 31, 2004.

	Total	2005	2006 - 2007	2008 - 2009	2010 and Thereafter
Mortgages and notes payable(a)	$175,562,145	$501,862	$141,276,621	$1,344,619	$32,439,043
Operating lease obligations	1,527,767	212,866	448,842	486,550	379,509

Total	$177,089,912	$714,728	$141,725,463	$1,831,169	$32,818,552

(a)
All secured variable-rate mortgage notes payable, totaling $140,135,181, were repaid subsequent to December 31, 2004. After this repayment, the scheduled payment requirement for 2006-2007 is $1,141,440.

        In addition, we have contractual commitments totaling $8.9 million at December 31, 2004, for future improvements on properties we currently own. These improvements include costs incurred on properties during which the tenant's business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced. In accordance with the underlying lease agreements, these improvements, which are anticipated to be completed during 2005, will result in increases in related contractual rent. These commitments are not included in the table above because they are not contracts to purchase goods or services.

Results of Operations

        We commenced operations on August 14, 2003; therefore, we do not have any significant comparative operating data to present.

        For the Year Ended December 31, 2004.    Net income for 2004 was $9.0 million or $0.24 per diluted share, based on 37,688,074 weighted average shares of common stock outstanding.

        Total revenues for 2004 were $26.2 million. Approximately 78% of the total revenues generated in 2004 were rental revenues from real estate properties we own and lease to our customers. Rental revenue totaled $20.5 million for the year on weighted average real estate investments of approximately $225 million. Approximately 14% of total 2004 revenue was generated by four interstate travel plaza facilities under a single master operating lease agreement. As a result of the growth in our portfolio due to the acquisition of properties during the year, rental revenue generated from this lessee represented less than 10% of total revenues in the fourth quarter of 2004. Interest income on mortgage loans receivable totaled $3.8 million for 2004. The mortgage loans represent two borrowers, with approximately half of the interest income for the period generated by each borrower. Other interest income, totaling $1.9 million in 2004, represents income generated on temporary investment securities pending investment in real estate.

        General and administrative expenses for 2004 included employee-related expenses totaling $4.2 million (of which $1.1 million represented noncash restricted stock amortization), professional fees and outsourced services totaling $1.6 million and office and other expenses totaling $1.3 million.

        Depreciation and amortization of $4.7 million in 2004 related primarily to real estate properties and related lease intangibles.

        Interest expense, including $0.8 million associated with the amortization of related deferred financing costs, totaled $5.5 million in 2004 on weighted average debt of approximately $93.3 million. Interest expense did not include a full year's interest expense on borrowings under the secured credit facility and mortgages and notes payable related to real estate acquired throughout 2004.

        Due to the significant ramp up in operations and real estate investment activity during 2004, our general and administrative expenses are expected to increase in 2005. Depreciation and amortization expense is expected to increase in future periods as the full impact of 2004 acquisitions and future additions to our real estate portfolio is recognized. Interest expense is expected to increase in future periods as we continue to make investments in real estate that are funded with debt proceeds.

        From Date of Inception (August 14, 2003) through December 31, 2003.    Before the completion of our December 2003 private offering, our sole operations consisted of organization and start-up activities and, as a result, we reported a net loss for the period of $1.2 million, or $0.22 per share, based on 5,160,524 weighted average shares of common stock outstanding.

        Rental revenue, totaling $0.1 million in 2003, was generated by four interstate travel plaza facilities that were purchased by us on December 23, 2003 and then leased back to the seller under a single master operating lease agreement. Interest income on mortgage loans receivable, totaling $0.1 million, was generated from the 67 mortgage loans that were purchased by us in December 2003. These loans represent two borrowers, with approximately half of the interest income for the period generated by each borrower. Other interest income, totaling $0.1 million in 2003, represents income generated on temporary investment securities.

        General and administrative costs, totaling $1.4 million in 2003, related to our organization and start-up activities including costs incurred by an affiliated company, Spirit Finance Holdings, on our behalf prior to our incorporation. General and administrative costs included employee-related expenses totaling $0.5 million (of which $9,549 represented noncash restricted stock amortization), professional fees and outsourced services totaling $0.4 million, and office and other expenses totaling $0.5 million. Interest expense totaled $35,711, representing interest we paid to Spirit Finance Holdings at an annual rate of 8% related to the funding of our organization and private offering expenses prior to the closing of our December 2003 private offering.

Reconciliation of Non-GAAP Financial Measures

        Funds from operations ("FFO") for 2004 totaled $13.6 million, including $0.3 million representing the adjustment between scheduled rents and rental revenue recognized on a straight-line basis. FFO is a non-GAAP financial measure. Non-GAAP financial measures present calculations of a company's historical or future financial performance that are different from those calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Spirit Finance uses FFO as a measure of our performance as a REIT because we believe this measure provides investors with an understanding of our operating performance, cash flows and profitability.

        Spirit Finance calculates FFO consistent with the definition used by the National Association of Real Estate Investment Trusts ("NAREIT"), adopted to promote an industry-wide standard measure of REIT operating performance. Spirit Finance uses FFO as a measure of performance to adjust for certain non-cash expenses such as depreciation and amortization because accounting for real estate assets under GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Spirit Finance discloses FFO to facilitate comparisons between the Company and other REITs, although other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be directly comparable to FFO reported by other REITs.

        FFO should not be considered an alternative to net income determined in accordance with GAAP as a measure of profitability, nor should it be considered an equivalent to cash flows provided by operating activities determined in accordance with GAAP as a measure of liquidity. Spirit Finance's statements of operations and cash flows include disclosures of interest expense, capital expenditures and other items excluded from the calculation of FFO, all of which should be considered when evaluating the Company's performance.

        A reconciliation of net income calculated in accordance with GAAP to FFO for the year ended December 31, 2004 and for the date of inception (August 14, 2003) to December 31, 2003 is presented in the following table:

	Year Ended December 31, 2004	Date of Inception (August 14, 2003) to December 31, 2003(a)
Net income (loss)	$8,971,999	$(1,158,157)
Portfolio depreciation and amortization expense	4,589,683	—
Net loss on sale of investment properties	11,965	—

FFO	$13,573,647	$(1,158,157)

Weighted average outstanding common shares (diluted)	37,688,074	5,160,524

(a)
Operations for 2003 related primarily to organization and start-up activities prior to the closing of our December 2003 private offering.

Significant Accounting Estimates and Critical Accounting Policies

        Our accounting policies are determined in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and assumptions that are subjective in nature and consequently our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgment with regard to the fair values and useful lives of our properties for depreciation purposes and for classification of leases as either operating or capital leases, judgment regarding the collectibility of receivables and asset impairment analysis, assumptions used in estimating the fair value of our financial instruments and judgment required to estimate the fair value and hedge effectiveness of our derivative financial instruments. Listed below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements.

        Revenue recognition—We lease real estate to others under long-term net leases that are classified as operating leases. Throughout the lease term, the leases may include scheduled rent escalations as well as contingent rentals based on a percentage of the lessee's gross sales or based on increases in the Consumer Price Index. We recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. For operating leases with scheduled rent escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease, net of a portfolio valuation allowance based on management's evaluation of the risks associated with these receivables, giving consideration to industry default rates for long-term receivables. Accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis represents unbilled rent receivables that we will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. In the event a lessee's monthly lease payments become more than 60 days past due, we will suspend revenue recognition on that lease until collectibility is reasonably assured.

        We recognize interest income on mortgage loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related mortgage loans receivable using the effective-interest method. A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier, if in our opinion, full recovery of the contractual principal and interest becomes doubtful. While on non-accrual status, interest income is recognized only when received.

        Real estate investments—Investments in real estate are recorded at cost, including acquisition and closing costs. For real estate acquired subject to existing lease agreements, we must allocate a portion of the purchase price of our real estate investments between the tangible and intangible assets and liabilities acquired, which requires us to make subjective assessments regarding their estimated fair values. We primarily use appraisals to support our estimates of the fair value of our real estate. We also make subjective assessments regarding the useful lives of our investments in real estate for purposes of determining the amount of depreciation to record on an annual basis. Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and building improvements and 20 years for land improvements.

        Impairment of real estate investments—We make subjective assessments in our periodic review of our real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Management considers factors such as expected future operating income, estimated residual value, market trends such as the effects of leasing demand and competition and other factors in making this assessment. In general, if the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The carrying amount of our real estate investments is the largest component of our consolidated balance sheets. If events should occur that require us to reduce the carrying amount of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations and our financial condition.

        Loan impairment—We periodically evaluate our mortgage loans receivable, including accrued interest, for collectibility by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of our allowance for loan losses. A loan is determined to be impaired when, in our judgment based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Spirit Finance is exposed to various financial market risks, especially interest rate risk. Interest rates and credit risk influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We generally offer leases that provide for payments of base rent with scheduled increases, increases based on changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee's gross sales to help mitigate the effect of inflation. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternate income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

        While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant prepayment protection in the form of yield maintenance provisions or other prepayment penalties which provide us with yield protection in a decreasing interest rate environment.

        The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. At December 31, 2004, leases on our real estate investments are primarily long-term fixed rate leases (although most provide for some form of rental increases during the terms of the leases as described above). At December 31, 2004, $38.7 million of our debt is fixed-rate debt. Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt exceeded the carrying value by approximately $0.4 million. Spirit Finance did not have any fixed-rate debt in 2003. Our mortgage loans receivable are also fixed-rate assets. At December 31, 2004, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the $40.9 million carrying value by approximately $1.7 million. It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgage and notes payable to maturity; accordingly, changes in market interest rates on our fixed-rate mortgage loans receivable and on our fixed-rate debt impacts the fair value of the financial instruments but has no impact on interest recognized or cash flows. The carrying amount of the mortgage loans receivable at December 31, 2003 approximated fair value.

        We use variable-rate debt to fund acquisitions on a short-term basis until our long-term fixed-rate debt strategies can be implemented. During 2004, the weighted average balance of our variable rate debt, which was based on LIBOR, was $73.7 million. Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 4.5%. Had the weighted average interest rate been 100 basis points higher during 2004, the Company's 2004 net income would have been reduced by approximately $0.7 million. This amount was determined by considering the impact of a hypothetical interest rate change on our average borrowings outstanding during 2004 and assumes no other changes in our capital structure. The Company did not have any variable-rate debt in 2003.

        Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations. We use interest rate derivative contracts, such as interest rate swaps, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. On October 4, 2004, we entered into a forward-starting interest rate swap to hedge the variability of cash flows related to forecasted interest payments on the issuance of approximately $235 million in permanent debt financing expected to be issued in 2005. The counterparty is a large, creditworthy financial institution. As the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows, this interest rate swap is accounted for as a cash flow hedge. At December 31, 2004, the estimated fair value of the interest rate swap was an unrealized loss of $3.6 million. Had market interest rates been 100 basis points lower at December 31, 2004, the unrealized loss would have been approximately $29 million; had market interest rates been 100 basis points higher at December 31, 2004, the fair value of the interest rate swap would have been an unrealized gain of approximately $18 million. No hedge ineffectiveness was recognized through the income statement during 2004. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. Hedging transactions may generate income which is not qualified income for purposes of maintaining our REIT status. We do not enter into derivative contracts for speculative or trading purposes. Our hedging strategy is monitored by our Audit Committee on behalf of our board of directors.

        Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged item is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged item is based. To manage the risk of nonperformance by counterparties, our interest rate risk management policy requires that we deal only with major financial institutions that have credit ratings no lower than "A-" from a nationally recognized rating agency.

Item 8. Financial Statements and Supplementary Data

Spirit Finance Corporation

Consolidated Financial Statements

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Spirit Finance Corporation

        We have audited the accompanying consolidated balance sheets of Spirit Finance Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and for the period from inception (August 14, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Finance Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the period from inception (August 14, 2003) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 11, 2005

Spirit Finance Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$257,233,314	$21,431,489
Buildings and improvements	358,810,789	16,099,916

Total real estate investments	616,044,103	37,531,405
Less: Accumulated depreciation	(4,302,892)	—

	611,741,211	37,531,405
Mortgage loans receivable	40,854,680	40,765,840

Net investments	652,595,891	78,297,245
Cash and cash equivalents	113,224,972	199,088,674
Restricted cash and escrow deposits	914,495	—
Intangible assets	10,742,090	—
Deferred costs and other assets	4,749,776	489,116

Total assets	$782,227,224	$277,875,035

Liabilities and stockholders' equity
Liabilities:
Mortgages and notes payable	$178,854,127	$—
Dividends payable	7,109,774	—
Accounts payable, accrued expenses and other liabilities	8,559,851	972,660

Total liabilities	194,523,752	972,660

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 63,506,819 (2004) and 31,327,612 (2003) shares issued and outstanding	635,068	313,276
Capital in excess of par value	600,063,256	278,486,446
Accumulated distributions in excess of net income	(8,649,997)	(1,158,157)
Unearned restricted stock compensation	(762,926)	(739,701)
Accumulated other comprehensive (loss) income	(3,581,929)	511

Total stockholders' equity	587,703,472	276,902,375

Total liabilities and stockholders' equity	$782,227,224	$277,875,035

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Date of Inception (August 14, 2003) to December 31, 2003
Revenues:
Rentals	$20,510,787	$95,576
Interest income on mortgage loans receivable	3,775,507	89,187
Other interest income	1,941,993	101,713

Total revenues	26,228,287	286,476

Expenses:
General and administrative	7,145,317	1,404,940
Depreciation and amortization	4,652,584	3,982
Interest	5,458,387	35,711

Total expenses	17,256,288	1,444,633

Net income (loss)	$8,971,999	$(1,158,157)

Net income (loss) per common share:
Basic	$0.24	$(0.22)

Diluted	$0.24	$(0.22)

Weighted average outstanding common shares:
Basic	37,522,747	5,160,524

Diluted	37,688,074	5,160,524

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

From the Date of Inception (August 14, 2003) to December 31, 2004

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Comprehensive loss:
Net loss	—	$—	$—	$(1,158,157)	$—	$—	$(1,158,157)
Unrealized gain on investment available for sale						511	511

Total comprehensive loss							(1,157,646)
Initial capitalization, August 14, 2003	5,000,000	50,000					50,000
Repurchase of common stock	(3,000,000)	(30,000)					(30,000)
Reverse stock split: 1-for-1.6666667	(800,000)	(8,000)	8,000				—
Private offering, net	30,000,000	300,000	277,240,431				277,540,431
Issuance of shares in repayment of advances	52,612	526	488,765				489,291
Restricted stock grants	75,000	750	749,250		(749,250)		750
Restricted stock amortization					9,549		9,549

Balances at December 31, 2003	31,327,612	313,276	278,486,446	(1,158,157)	(739,701)	511	276,902,375
Comprehensive income:
Net income				8,971,999			8,971,999
Unrealized loss on derivative						(3,581,929)
Realized gain on investment						(511)	(3,582,440)

Total comprehensive income							5,389,559
Underwriter's over-allotment on private offering, net	6,000,000	60,000	55,639,768				55,699,768
Dividends declared on common stock ($0.44 per share)				(16,463,839)			(16,463,839)
Initial public offering, net	26,086,957	260,869	264,846,853				265,107,722
Restricted stock grants, net	92,250	923	1,090,189		(1,090,189)		923
Restricted stock amortization					1,066,964		1,066,964

Balances at December 31, 2004	63,506,819	$635,068	$600,063,256	$(8,649,997)	$(762,926)	$(3,581,929)	$587,703,472

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Date of Inception (August 14, 2003) to December 31, 2003
Cash flows from operating activities
Net income (loss)	$8,971,999	$(1,158,157)
Adjustments to net income (loss):
Issuance of shares in payment of certain expenses	—	489,291
Depreciation and amortization	4,652,584	3,982
Restricted stock amortization	1,066,964	9,549
Amortization of deferred financing costs	765,395	—
Changes in operating assets and liabilities:
Deferred costs and other assets	(2,109,131)	(436,186)
Accounts payable, accrued expenses and other liabilities	4,014,787	972,660
Other	79,611	(50,780)

Net cash provided (used) by operating activities	17,442,209	(169,641)

Cash flows from investing activities
Acquisitions of real estate investments	(412,135,412)	(37,531,405)
Investment in mortgage loans receivable	(450,000)	(40,770,711)
Proceeds from sales of real estate investments	6,031,449	—
Collections of principal on mortgage loans receivable	301,495	—

Net cash used by investing activities	(406,252,468)	(78,302,116)

Cash flows from financing activities
Borrowings under secured credit facility	229,171,256	—
Repayments under secured credit facility	(229,171,256)	—
Repayments under mortgages and notes payable	(4,339,030)	—
Deferred financing costs	(3,253,343)	—
Proceeds from initial capitalization	—	50,000
Proceeds from private offering, net	55,699,768	277,540,431
Proceeds from initial public offering, net	265,107,722	—
Repurchase of common stock	—	(30,000)
Dividends paid on common stock	(9,354,065)	—
Transfers to restricted cash and escrow deposits	(914,495)	—

Net cash provided by financing activities	302,946,557	277,560,431

Net (decrease) increase in cash and cash equivalents	(85,863,702)	199,088,674
Cash and cash equivalents, beginning of period	199,088,674	—

Cash and cash equivalents, end of period	$113,224,972	$199,088,674

See accompanying notes.

Spirit Finance Corporation

Notes to Consolidated Financial Statements

1. Organization and Operations

        Spirit Finance Corporation ("Spirit Finance" or the "Company") is a Maryland corporation formed on August 14, 2003 as a self-managed and self-advised real estate investment trust ("REIT") under the Internal Revenue Code. The common stock of Spirit Finance is listed on the New York Stock Exchange under the symbol "SFC."

        Spirit Finance was formed primarily to acquire single tenant, operationally essential real estate leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Operationally essential real estate includes land and buildings that are vital to the generation of a company's sales and profits. Spirit Finance may also selectively originate and acquire long-term commercial mortgage loans or equipment loans that are integral to its strategy of providing a complete solution of financing products to its customers, and the Company may also make a limited amount of corporate loans to its customers. Spirit Finance's objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as restaurants, interstate travel plazas, movie theaters, automotive parts stores and services facilities, electronics retailers, educational facilities, specialty retailers and other similar businesses.

        On December 17, 2003, Spirit Finance completed a private offering of 30,000,000 shares of its common stock at an offering price of $10 per share. Proceeds, net of underwriter's discount and offering costs, totaled $277,540,431. On January 27, 2004, Spirit Finance issued an additional 6,000,000 shares of common stock and received an additional $55,699,768 in proceeds, net of underwriter's discount and offering costs, as a result of the exercise of the underwriter's over-allotment option.

        On December 21, 2004, Spirit Finance completed an initial public offering of 26,086,957 shares of its common stock at a price of $11 per share. Proceeds, net of underwriters' discount and offering costs, totaled $265,107,722. On January 7, 2005, the Company issued an additional 3,913,043 shares of common stock and received an additional $40,030,430 in proceeds, net of underwriters' discount but before expenses, as a result of the exercise of the underwriters' over-allotment option.

2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

        The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

        The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company ("Spirit Management"), Spirit Finance Acquisitions, LLC ("Spirit Acquisitions") and several wholly owned special purpose entities as described below. Spirit Acquisitions was formed primarily to hold real estate assets. Spirit Management was formed as a taxable REIT subsidiary in order to have the operational flexibility to engage in non-REIT activities that may include short-term gains from opportunistic real estate sales, advisory and management fee income, and other sources of revenues not suitable for a REIT. Because Spirit Management is a taxable REIT subsidiary, Spirit Management's net income, if any, will be taxed at regular corporate rates. During 2004, Spirit Management was not engaged in any active business operations. Spirit Finance's special purpose entities were formed to acquire and hold real estate subject to mortgage notes payable (see Note 7) and to facilitate borrowings under the Company's secured credit facility (see Note 8). Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At

December 31, 2004, assets totaling $331,447,000 and liabilities totaling $178,064,000 held by special purpose entities are included in the accompanying Consolidated Balance Sheets. No assets or liabilities were held by special purpose entities at December 31, 2003. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

Reclassifications

        Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Real Estate Investments

        Cost of Acquisitions—Spirit Finance allocates the purchase price of real estate properties acquired, including acquisition and closing costs, to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, management utilizes a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.

        Intangible assets, if any, acquired in conjunction with the purchase of real estate generally represent above- or below-market leases and the value of in-place leases. Above- and below-market lease intangibles are recorded based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and (b) management's estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above- and below-market lease intangibles are amortized over the remaining initial terms of the respective leases as an adjustment to rental revenue. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on management's estimates of carrying costs during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases.

        Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and improvements and 20 years for land improvements. Lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease.

        Impairment—Spirit Finance reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management considers factors such as expected future operating income, estimated residual value, market trends such as the effects of leasing demand and competition and other factors in making this assessment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Revenue Recognition—Spirit Finance leases real estate to its customers under long-term net leases that are classified as operating leases. Lease origination fees and internal direct lease origination costs, including employee compensation directly related to time spent performing successful lease origination activities, are deferred and amortized over the related lease term as an adjustment to rental revenue. Throughout the lease term, the leases may include scheduled rent escalations or escalations based on increases in the Consumer Price Index. The leases may also provide for contingent rent based on a percentage of the lessee's gross sales. The Company recognizes contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. For leases with scheduled rent escalations, rental revenue from operating leases is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease, net of the portfolio valuation allowance described below. Accordingly, accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that the Company will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. In the event a lessee's monthly lease payments become more than 60 days past due, Spirit Finance will suspend revenue recognition on that lease until collectibility is reasonably assured.

        Provision for Bad Debts—The Company reviews its rent receivables for collectibility on a regular basis, taking into consideration changes in factors such as the lessee's payment history, the financial condition of the lessee, business conditions in the industry in which the lessee operates, and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable with respect to any lessee is in doubt, a provision for uncollectible accounts will be established or a direct write-off of the specific rent receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company provides a portfolio valuation allowance ($201,000 at December 31, 2004 and none at December 31, 2003) based on management's evaluation of the risks associated with these receivables, giving consideration to industry default rates for long-term receivables.

Mortgage Loans Receivable

        Spirit Finance holds its commercial mortgage loans receivable for long-term investment. Mortgage loans are secured by single-tenant operationally essential real estate. Equipment loans are secured by the related equipment. The loans are carried at cost, net of related unamortized premiums or discounts.

        Revenue Recognition—Interest income on mortgage loans receivable is recognized using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related mortgage loans receivable using the effective-interest method. A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier, if in the opinion of management, full recovery of the contractual collection of principal and interest becomes doubtful. While on non-accrual status, interest income is recognized only when received.

        Impairment and Provision for Bad Debts—The Company periodically evaluates the collectibility of its mortgage loans receivable by analyzing the underlying property performance, collateral value and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. Pending further investment in real estate, the Company invests cash primarily in money market funds of a major financial institution consisting of highly rated money market instruments and other short-term obligations.

Accounting for Derivative Financial Instruments and Hedging Activities

        Spirit Finance uses an interest rate derivative contract to manage its exposure to changes in interest rates on a forecasted financing transaction (see Note 9). Derivative financial instruments are recorded on the balance sheet at fair value. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

        The interest rate derivative contract is designated to mitigate the risk of changes in forecasted interest payments and is considered a cash flow hedge. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income within stockholders' equity. When the anticipated debt is issued, the fair value of the interest rate swap at that time will be recorded and amortized to earnings as a yield adjustment over the term of the new debt instrument. Derivative gains and losses not considered highly effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

        At inception of the hedge transaction, the Company formally documented the relationship between the hedging instrument and the forecasted transaction, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the interest rate derivative contract has been highly effective in offsetting changes in cash flows of the forecasted financing transaction and whether it is expected to be highly effective in the future.

Income Taxes

        Spirit Finance has elected to qualify as a REIT under the Internal Revenue Code. As a REIT, Spirit Finance generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company's sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. If Spirit Finance fails to qualify as a REIT in any taxable year, it may be subject to federal income tax (including any applicable alternative minimum tax). Even if Spirit Finance qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes and to federal income tax and excise tax on its undistributed income. Management believes that the Company has qualified and will continue to qualify as a REIT. No provision has been made for federal income taxes in the accompanying consolidated financial statements.

Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," Spirit Finance uses the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. Under this method, no compensation expense has been recorded with respect to options granted as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant. Compensation expense related to restricted stock awards is recognized over the respective vesting periods for time-based awards based on the fair value of the stock at the date of grant. For performance-based awards, compensation is recognized over the respective performance periods based on the market value of the restricted stock at each reporting period and giving consideration to the probability of achieving the performance objectives.

        The following table summarizes Spirit Finance's net income and diluted and basic net income per common share as reported and on a pro forma basis as if Spirit Finance had applied the fair value expense recognition provisions of SFAS No. 123. The fair value of the options granted was estimated on the date of grant using the minimum-value method, which omits the assumption of any volatility, because the Company was a nonpublic entity on the grant date. Under this method, the following assumptions were used: (i) risk free rate of return of 3.2%, (ii) dividend yield of 8.5% and (iii) expected life of five years. Using the minimum-value method, the fair value of the stock options was zero at the date of grant.

	Year Ended December 31, 2004	Date of Inception (August 14, 2003) to December 31, 2003
Net income (loss) as reported	$8,971,999	$(1,158,157)
Add: Stock-based compensation expense(a) included in reported net income	1,066,964	9,549
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,066,964)	(9,549)

Pro forma net income (loss)	$8,971,999	$(1,158,157)

Basic net income (loss) per common share:
As reported	$0.24	$(0.22)

Pro forma	$0.24	$(0.22)

Diluted net income (loss) per common share:
As reported	$0.24	$(0.22)

Pro forma	$0.24	$(0.22)

Weighted average outstanding common shares:
Basic	37,522,747	5,160,524

Diluted	37,688,074	5,160,524

(a)
Stock-based compensation expense represents restricted stock amortization (included in general and administrative expenses).

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." This standard requires companies to recognize compensation expense using a fair value-based method for all equity-classified awards granted, modified, or settled for periods beginning after June 15, 2005. Adoption of the new standard is not expected to have a material effect on the Company's financial position or results of operations.

3. Real Estate Investments

        At December 31, 2004, Spirit Finance owned 307 single tenant properties. The following table reports the amount of real estate and accumulated depreciation for real estate investments (excluding the related lease intangibles described in Note 6) held by the Company at December 31, 2004. The four interstate travel plazas were acquired in December 2003; all of the remaining properties were acquired during 2004.

		Initial Cost to Company and Gross Carrying Amount at December 31, 2004
Property Type	Number of Properties	Land and Improvements	Buildings and Improvements	Total(a)	Accumulated Depreciation(b)
Real estate investments greater than 5% of total:
Educational facility, Arizona	1	$8,568,149	$23,746,437	$32,314,586	$(248,581)
Real estate investments less than 5% of total:
Restaurants	206	124,785,185	120,816,122	245,601,307	(1,442,391)
Movie theaters	11	31,449,793	81,888,829	113,338,622	(952,713)
Specialty retailers	17	34,622,638	50,263,703	84,886,341	(452,748)
Distribution facilities	50	20,875,782	29,506,166	50,381,948	(73,170)
Drugstores	14	12,560,481	25,767,948	38,328,429	(55,671)
Interstate travel plazas	4	21,433,810	16,101,659	37,535,469	(1,055,578)
Educational facilities	3	2,043,399	10,128,914	12,172,313	(22,040)
Automotive	1	894,077	591,011	1,485,088	—

Total real estate investments	307	$257,233,314	$358,810,789	$616,044,103	$(4,302,892)

(a)
For federal income tax purposes, the aggregate cost basis of the Company's real estate portfolio, net of depreciation, approximated the net book value of the properties.

(b)
Depreciation is computed on a straight-line basis over an estimated useful life of 40 years for buildings and improvements and 20 years for land improvements.

        The Company's real estate investments are geographically dispersed throughout 38 states. Including the Company's mortgage loans receivable described in Note 4 and the related lease intangibles described in Note 6, only two states, Texas (11.7%) and Georgia (10.5%), accounted for more than 10% of the total dollar value of Spirit Finance's investment portfolio at December 31, 2004.

Substantially all of the Company's real estate investments are pledged as collateral under debt obligations (see Notes 7 and 8).

        The following table presents a reconciliation of real estate investment transactions from the date of inception through December 31, 2004:

		Real Estate Investments
	Number of properties	Cost	Accumulated Depreciation
2003 activity:
Acquisitions from date of inception (August 14, 2003) and balance at December 31, 2003(a)	4	$37,531,405	$—
2004 activity:
Acquisitions(a)(b)	307	584,428,703	—
Depreciation	—	—	(4,319,705)
Cost of real estate sold	(4)	(5,916,005)	16,813

Balance, December 31, 2004	307	$616,044,103	$(4,302,892)

(a)
See Note 15 for a description of related party transactions.

(b)
Excludes value of related lease intangibles. The lease intangibles acquired during 2004 included $10,746,576 for in-place leases and $427,399 for above-market leases (see Note 6).

        The properties are leased to customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2004 is approximately 15 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is not responsible for the repairs or other capital expenditures related to the properties.

        Minimum future scheduled rentals to be received under the remaining term of noncancelable operating leases at December 31, 2004 are as follows:

2005	$54,878,000
2006	55,145,000
2007	55,062,000
2008	55,154,000
2009	55,480,000
Thereafter	555,268,000

Total future minimum rentals	$830,987,000

        Since lease renewal periods are exercisable at the option of the lessee, the above table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessee's gross sales or lease escalations based on future changes in the Consumer Price Index. Contingent rental revenue based on a percentage of the lessee's gross sales totaled $103,000 in 2004. There was no contingent rental revenue in 2003.

4. Mortgage Loans Receivable

        In December 2003, Spirit Finance purchased 67 mortgage loans, with an outstanding principal balance of $39,439,709, for $40,770,711. The mortgage loans, which are secured by single tenant, operationally essential real estate, represent two customers, with approximately half of the outstanding principal balance owed by each customer. The largest individual mortgage loan receivable has a carrying amount of $923,000 at December 31, 2004. Two loans totaling $450,000 were originated during 2004 in conjunction with the acquisition of real estate; these two loans are collateralized by equipment.

        At December 31, 2004 the loans have an aggregate carrying amount of $40,854,680, including an unamortized premium of $1,266,466. No loan loss allowances were recorded on the mortgage loans receivable at December 31, 2004 or 2003. The fixed-rate loans have a weighted average effective interest rate of 9.2% and provide for monthly collections of principal and interest. Substantially all of the Company's mortgage loans receivable are pledged as collateral under the Company's secured credit facility (see Note 8). The following table provides additional information on the Company's loans receivable at December 31, 2004:

Property Type	Number of Properties Financed	Contractual Interest Rate	Final Maturity Date(a)	Carrying Amount of Mortgages
Restaurants	35	9.85%	2011-2021	$20,590,804
Automotive parts and service facilities	32	9.23%	2021	20,263,876

Total mortgage loans	67			$40,854,680

(a)
One loan matures in 2011, two loans mature in 2012 and three of the loans mature in 2016. The remaining loans have balloon payments totaling $13,497,979 due in 2021. The loans may be prepaid, with penalties.

        The following is a reconciliation of the carrying amount of mortgage loans from the date of inception through December 31, 2004:

New mortgage loans from date of inception
(August 14, 2003) through December 31, 2003	$40,770,711
Amortization of premium	(4,871)

Balance, December 31, 2003	40,765,840
New loans	450,000
Collection of principal	(301,495)
Amortization of premium	(59,665)

Balance, December 31, 2004	$40,854,680

        The aggregate cost for federal income tax purposes approximates the carrying amount of the mortgages. See Note 15 for a description of related party transactions related to the mortgage loans receivable.

5. Restricted Cash and Escrow Deposits

        Restricted cash totaled $790,495 at December 31, 2004, which represents amounts required to be maintained in escrow under certain of the Company's debt agreements. At December 31, 2004, Spirit Finance also had deposits in escrow totaling $124,000 pending investment in six real estate investments totaling approximately $17,927,000. There were no restricted cash balances or escrow deposits at December 31, 2003.

6. Intangible Assets

        Intangible assets at December 31, 2004 included the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place leases	$10,600,367	$267,991	$10,332,376
Above-market leases	427,399	17,685	409,714

Total	$11,027,766	$285,676	$10,742,090

        Aggregate amortization expense for 2004 totaled $288,000. Amortization related to intangibles associated with above-market leases, totaling $18,000 in 2004, was recorded as a reduction of rental revenue. Amortization related to in-place leases, totaling $270,000 in 2004, was included in "Depreciation and amortization." Based on the balance of the intangible assets at December 31, 2004, the aggregate amortization expense is expected to be $875,000 in 2005, $862,000 in 2006, $828,000 in 2007, $823,000 in 2008 and $821,000 in 2009, of which $36,000 is expected to be a reduction of rental revenue in each of those years. The weighted average remaining amortization period of the lease intangibles is 14 years. There were no intangible assets at December 31, 2003.

7. Mortgages and Notes Payable

        Mortgages and notes payable at December 31, 2004 are summarized below. The mortgages and notes payable are collateralized by the underlying real estate, having an aggregate net book value of $243,446,000. There were no mortgages or notes payable outstanding at December 31, 2003.

	Carrying Value	Effective Interest Rate at December 31, 2004
Secured variable-rate mortgage notes payable:
Promissory notes, interest only, 1-month LIBOR + 3.0%	$140,135,181	5.40%
Secured fixed-rate mortgage notes payable:
Promissory note, 8.4%	16,783,204	6.62%
Promissory note, 8.6%	6,970,742	6.20%
Promissory note, 9.0%	6,522,008	6.19%
Promissory note, 9.0%	2,821,020	6.25%
Unsecured fixed-rate promissory note, 7.0%	2,329,990	7.00%

	175,562,145
Unamortized debt premium	3,291,982

Total mortgages and notes payable	$178,854,127

        The secured fixed-rate mortgage notes payable require monthly principal and interest payments, with balloon payments totaling $30,312,000 due in 2010. The unsecured fixed-rate promissory note requires monthly principal and interest payments through 2021. The entire outstanding balance of the secured variable-rate mortgage notes payable was repaid subsequent to December 31, 2004 using a combination of cash and a borrowing under the secured credit facility described in Note 8. Excluding the $140,135,181 secured variable-rate mortgage notes payable, scheduled annual debt maturities in the next five years are as follows:

2005	$501,862
2006	546,439
2007	595,001
2008	639,809
2009	704,810
Thereafter	32,439,043

$35,426,964

        Financing costs related to mortgage notes payable, totaling $370,000 at December 31, 2004, are deferred and amortized to interest expense over the remaining term of the notes and are included in the caption, "Deferred costs and other assets." The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. The mortgage notes payable contain various covenants customarily found in mortgage notes, including a limitation on the Company's ability to incur additional indebtedness on the underlying real estate. As of December 31, 2004, Spirit Finance was in compliance with these covenants.

8. Secured Credit Facility

        In August 2004, Spirit Finance established a $250,000,000 secured credit facility with Bank of America Mortgage Capital Corporation, a wholly owned subsidiary of Bank of America Corporation. Spirit Finance may request that the bank approve, in its sole discretion, an additional $100,000,000 for certain types of transactions. The facility is structured as a master loan repurchase agreement, and borrowings under the facility are secured by mortgages on specific real estate investments that the Company owns and pledges as collateral under the facility. No amounts were outstanding under the facility at December 31, 2004, but assets with an aggregate book value of $278,230,000 remain pledged as collateral as of that date for future borrowings. The facility matures in September 2005, with the ability to extend the facility for an additional year with the consent of the bank. Borrowings under the facility require monthly payments of interest indexed to the London Interbank Offered Rate, plus 1.75%. The financing costs related to establishing this facility, totaling $2,118,000 at December 31, 2004, are deferred and amortized to interest expense over the initial term of the facility and are included in the caption, "Deferred costs and other assets." The Company is subject to various financial and nonfinancial covenants under the facility, including debt service coverage and total debt to total gross assets ratios, and a minimum liquidity requirement of $25,000,000. As of December 31, 2004, Spirit Finance was in compliance with these covenants. Subsequent to December 31, 2004, the Company borrowed $49,609,000 under the facility.

9. Derivative Financial Instrument

        On October 4, 2004, the Company entered into a forward-starting interest rate swap agreement to hedge the variability of cash flows related to forecasted interest payments over a weighted average life of 15 years on approximately $235,000,000 in long-term debt expected to be issued in 2005. As the hedging relationship is expected to be highly effective at achieving offsetting changes in cash flows, this interest rate swap is accounted for as a cash flow hedge. At December 31, 2004, the fair value of the interest rate swap resulted in an unrealized loss of $3,581,929, which is included in "Accounts payable, accrued expenses and other liabilities" with a corresponding amount recorded in "Accumulated other comprehensive income." No hedge ineffectiveness was recognized during 2004.

10. Stockholders' Equity

        On December 31, 2004, there were 63,506,819 shares of common stock outstanding, including 26,086,957 shares issued pursuant to the initial public offering, 36,000,000 shares issued pursuant to the private offering, 1,252,612 shares held by Spirit Finance Holdings, LLC ("Spirit Holdings"), an Arizona limited liability company owned primarily by certain executive officers of Spirit Finance, and 167,250 restricted shares granted to non-employee directors, officers and employees under the Company's stock compensation plan. On January 7, 2005, the Company issued an additional 3,913,043 shares of common stock and received an additional $40,030,430 in proceeds, net of underwriters' discount but before expenses, as a result of the exercise of the underwriters' over-allotment option. In February 2005, the Company granted 216,699 shares of restricted stock to officers and employees. Following the January 2005 exercise of the over-allotment option and the February restricted stock grant, the number of common shares outstanding totaled 67,636,561.

        Under the terms of a Stockholder Agreement, 240,000 of the 1,252,612 shares held by Spirit Holdings are restricted at December 31, 2004 and subject to repurchase by the Company for $0.01 per share. Spirit Finance will repurchase 60,000 shares of its common stock from Spirit Holdings for each year that certain performance criteria are not met.

        No dividends were declared during 2003. During 2004, the Company declared dividends of $0.44 per common share. All dividend record dates for 2004 were prior to the initial public offering; accordingly, dividends were not paid on shares purchased after December 10, 2004. All dividends paid in 2004, totaling $0.25 per common share, were characterized as ordinary income for federal income tax purposes.

11. Stock-Based Compensation and Other Employee Benefits

        In December 2003, Spirit Finance adopted its 2003 Stock Option and Incentive Plan that provides for the issuance of (1) nonqualified stock options; (2) incentive stock options; (3) dividend equivalent rights; (4) stock appreciation rights; (5) phantom stock rights; and (6) restricted stock to employees and non-employee directors. The plan provides for a total of 2,100,000 shares available for grant; shares remaining available for grant under the plan totaled 642,750 at December 31, 2004.

        Stock options vest ratably each year over a three- to five-year period, subject to continued employment, and will expire ten years after the date of the grant. The following table summarizes stock option grants and related information for 2004 and 2003:

	Year Ended December 31, 2004		Period of Inception (August 14, 2003) through December 31, 2003
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	1,230,000	$10.00	—	—
Granted	60,000	$10.00	1,230,000	$10.00

Outstanding at end of year	1,290,000	$10.00	1,230,000	$10.00

Options exercisable at end of year(a)	282,000		—
Weighted average remaining contractual life of options outstanding and exercisable	9 years		10 years
Weighted average fair value of options granted during the period(b)		$0.00		$0.00

(a)
In connection with its initial public offering, Spirit Finance restricted all option holders from exercising stock options until June 14, 2005.

(b)
As described in Note 2, Spirit Finance used the minimum value method to determine the fair value of options because it was not a public company on the dates the options were granted.

        Restricted shares of common stock, which are granted based on the estimated fair value of Spirit Finance common stock on the date of grant, vest ratably over a three- or five-year period. Fifty percent of the restricted shares granted to employees vest over time and the other 50% vest based on performance criteria. The performance criteria include meeting total return targets each year or on a cumulative basis over the full three- or five-year period. Restricted shares granted to non-employee directors vest solely over time. Compensation expense related to restricted stock awards granted in 2003 and 2004 is recognized on a graded (accelerated) vesting schedule. For performance-based awards, compensation is recognized over the respective performance periods based on the probability of achieving the performance objectives and is adjusted for changes in the market price of Spirit Finance's common stock at the end of each reporting period. Compensation expense for restricted stock totaled $1,066,964 for 2004 and $9,549 for 2003.

        The following table summarizes restricted stock activity and related information for 2004 and 2003:

	Year Ended December 31, 2004		Period of Inception (August 14, 2003) through December 31, 2003
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at beginning of period	75,000	$10.00	—	—
Granted(a)	93,000	$10.00	75,000	$10.00
Forfeited	(750)	$10.00	—	—

Outstanding at end of year(b)	167,250	$10.00	75,000	$10.00

(a)
In 2003, 50% of the restricted stock grants were time-based shares and 50% of the grants were performance-based shares. In 2004, time-based restricted stock grants totaled 66,500 and performance-based restricted stock grants totaled 26,500 shares.

(b)
In January 2005, restricted stock totaling 39,646 shares vested. In February 2005, the Company granted 216,699 shares of restricted stock to officers and employees.

        In 2004, Spirit Finance established a defined contribution retirement savings plan qualified under section 401(a) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is available to full-time employees who have completed six months of service with the Company. Spirit Finance provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions totaled $49,000 in 2004.

12. Revenue Concentrations

        Interest income on mortgage loans receivable was generated equally from two customers in 2004 and 2003. Interest income generated from each of these two customers represented approximately 7% of total 2004 revenue and 16% of the Company's total 2003 revenue. Approximately 14% of Spirit Finance's total 2004 revenue and 33% of the Company's 2003 total revenue were derived under a single master lease agreement with one customer. Rental revenue generated from this lessee was less than 10% of total revenues in the fourth quarter of 2004.

13. Net Income Per Common Share

        A reconciliation of the numerators and denominators used in the computation of basic and diluted net income per common share is as follows:

	Year Ended December 31, 2004	Date of Inception (August 14, 2003) to December 31, 2003
Net income (loss) available to common stockholders	$8,971,999	$(1,158,157)

Weighted average outstanding common shares used in the calculation of basic net income (loss) per common share	37,522,747	5,160,524
Effect of unvested restricted stock	151,958	—
Effect of stock options	13,369	—

Weighted average outstanding and potentially dilutive common shares	37,688,074	5,160,524

Net income (loss) per common share:
Basic	$0.24	$(0.22)

Diluted	$0.24	$(0.22)

        Options to purchase 1,230,000 shares of common stock and 75,000 shares of restricted stock were outstanding at December 31, 2003, but were not included in the computation of diluted net loss per common share for the date of inception (August 14, 2003) to December 31, 2003 because the effect was not dilutive.

14. Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents and restricted cash and escrow deposits approximate fair value because of the relatively short maturity of these financial instruments. The carrying amounts of the variable-rate mortgage notes payable approximate fair value at December 31, 2004. The estimated fair values of the fixed-rate mortgage loans receivable and the fixed-rate mortgages and notes payable have been derived based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. As of December 31, 2004, the estimated fair value of the Company's fixed-rate mortgage loans receivable exceeded the carrying amount by approximately $1,700,000, and the estimated fair value of the Company's fixed-rate mortgages and notes payable exceeded the carrying amount by approximately $400,000. The estimated fair value of the derivative financial instrument equals its carrying value and is disclosed in Note 9. The carrying amount of the mortgage loans receivable at December 31, 2003 approximate fair value.

15. Related Party Transactions

        Spirit Finance purchased four interstate travel plaza facilities for approximately $37,500,000 in December 2003 in a sale-leaseback transaction under which the properties were leased back to the seller under an operating lease. The Company's Chief Executive Officer is a member of the board of directors of the seller. Rental revenues totaled $3,556,000 in 2004 and $96,000 in 2003 under this lease.

        One of the Company's independent directors is a member of the board of directors of a customer operating the underlying properties that collateralize approximately half of the mortgage loans receivable held at December 31, 2004. In addition, during the third quarter of 2004, Spirit Finance acquired four properties under a sale-leaseback transaction for an aggregate purchase price of $3,400,000 from this customer. Interest income on the mortgage loans receivable and rental revenue on the lease aggregated $2,012,000 in 2004 and $46,000 in 2003.

        Prior to the closing of the private offering in December 2003, Spirit Finance's organizational and start-up expenses, including costs incurred by Spirit Holdings on behalf of Spirit Finance before its incorporation, were paid on its behalf by Spirit Holdings under an intercompany advance agreement. Spirit Holdings charged Spirit Finance interest at 8% on funds advanced, which totaled $35,000 from the date of inception (August 14, 2003) through December 31, 2003. Upon completion of the private offering, Spirit Finance issued 52,612 shares of common stock to Spirit Holdings in repayment of $489,291 of amounts advanced, with the balance of amounts advanced, totaling $1,006,000, paid in cash in accordance with the agreement.

        As discussed in Note 10, on October 1, 2003, Spirit Finance repurchased 3,000,000 shares of its common stock for $30,000, or $0.01 per share, from Spirit Holdings. In exchange, Spirit Finance issued a note payable for $30,000, accruing interest at 8% per annum, payable upon demand. The note was repaid on December 17, 2003.

        Prior to the relocation to its current headquarters, Spirit Finance paid a company that is wholly owned by its Chief Executive Officer for the rental of its prior office space. The amount Spirit Finance paid is equal to the amount the affiliate paid to a third party lessor. Spirit Finance paid rent of $81,000 in 2004 and $87,000 in 2003 for its prior office space.

16. Supplemental Cash Flow Information

        In conjunction with the acquisition of certain real estate investments during 2004, Spirit Finance entered into interim seller financing of $144,266,000 in mortgage notes payable. Spirit Finance also assumed existing mortgages and notes payable (including debt premium) of $39,201,000 on other real estate investments acquired during 2004. Interest paid during 2004 and 2003 totaled $4,120,000 and $36,000, respectively. No federal income taxes were paid in 2004 or 2003.

17. Commitments and Contingencies

        Spirit Finance has contractual commitments totaling $8,850,000 at December 31, 2004, for future improvements on properties the Company currently owns. These improvements include costs incurred on facilities during which the tenant's business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced. In accordance with the underlying lease agreements, these improvements, which are anticipated to be completed during 2005, will result in increases in related contractual rent.

        Spirit Finance entered into a seven-year lease agreement with an unrelated third party for its current corporate office at a monthly rental expense of approximately $19,000, effective in July 2004. Future minimum rental payments required under this operating lease total $213,000 in 2005, $220,000 in 2006, $229,000 in 2007, $238,000 in 2008, $248,000 in 2009, and $380,000 thereafter. Leasehold improvements and equipment related to the Company's corporate office, included in the caption, "Deferred costs and other assets," totaled $729,000 in 2004 and $94,000 in 2003 (net of accumulated depreciation of $66,000 in 2004 and $4,000 in 2003).

        In December 2003, the Company entered into three-year employment agreements with its five executive officers. At the end of the three-year term, the employment agreements will automatically extend for one additional year unless either party terminates the agreement. For 2005, the maximum aggregate annual cash compensation under these agreements totals approximately $2,980,000. In the event of a change in control or if an executive officer were to be terminated without cause, each employment agreement provides that Spirit Finance is liable for a lump-sum severance payment at rates ranging from one and one-half to two times the sum of the officer's base salary plus maximum target bonus and other termination benefits.

        The Company may be subject to claims or litigation in the ordinary course of business. At December 31, 2004, there were no outstanding claims against the Company that would have a material adverse effect on the Company's financial position or results of operations.

18. Quarterly Financial Information (Unaudited)

        The following is a summary of interim quarterly financial information for the year ended December 31, 2004 and for the period from inception (August 14, 2003) to December 31, 2003. Operations for the interim periods from inception (August 14, 2003) to December 31, 2003 related primarily to organization and start-up activities prior to the closing of the December 2003 private offering. Quarterly income or loss per share may not add to the respective annual amounts due to the weighting of shares outstanding.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,553,278	$3,341,290	$8,169,979	$12,163,740
Net income	812,031	1,281,629	3,220,761	3,657,578
Basic income per share	0.02	0.03	0.09	0.09
Diluted income per share	0.02	0.03	0.09	0.09
	2003
	For the Period from Inception (August 14, 2003) to September 30, 2003	Fourth Quarter
Total revenues	$—	$286,476
Net loss	(856,696)	(301,461)
Basic loss per share	(0.29)	(0.05)
Diluted loss per share	(0.29)	(0.05)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item with respect to the Registrant's directors and executive officers, audit committee financial expert and filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 20, 2005, to be filed pursuant to Regulation 14A.

        The Registrant has adopted a code of business conduct and ethics (the "Code of Business Conduct") applicable to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller, and to all officers, directors and employees of the Registrant. The Code of Business Conduct is available on the Company's website, www.spiritfinance.com, and is available in print to any stockholder who requests it.

        The Registrant was not a reporting company last year and was not required to file with the NYSE the Annual CEO Certification regarding the Registrant's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. Executive Compensation

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 20, 2005, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 20, 2005, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 20, 2005, to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 20, 2005, to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this Report:

  1.
  Financial Statements. See Index to Financial Statements under Item 8 of this report.

  2.
  Financial Statements Schedules. All financial statement schedules are omitted since they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.

  3.
  Exhibits. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(1)
10.1	Employment Agreement between the Registrant and Morton H. Fleischer.(1)
10.2	Employment Agreement between the Registrant and Christopher H. Volk.(1)
10.3	Employment Agreement between the Registrant and Catherine F. Long.(1)
10.4	Employment Agreement between the Registrant and Jeffrey M. Fleischer.(1)
10.5	Employment Agreement between the Registrant and Gregg A. Seibert.(1)
10.6	Spirit Finance Corporation 2003 Stock Option and Incentive Plan.(1)
10.7	Stockholder Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of October 15, 2003.(1)
10.8	Registration Rights Agreement between the Registrant and Banc of America Securities LLC dated as of December 17, 2003.(1)
10.9	Master Repurchase Agreement among Bank of America Mortgage Capital Corporation, Spirit Funding Company, LLC and the Registrant dated as of August 9, 2004.(1)
10.10	Second Amended and Restated Servicing Agreement Dated as of August 9, 2004 between the Registrant and Midland Loan Services, Inc.(1)
10.11	Master Lease Agreement dated as of December 23, 2003 between the Registrant and Flying J Inc.(2)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Advance Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of August 14, 2003.(1)

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-116408.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-119810.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT FINANCE CORPORATION
Date: March 23, 2005	By:	/s/ MORTON H. FLEISCHER Morton H. Fleischer Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MORTON H. FLEISCHER Morton H. Fleischer	Chairman of the Board and Chief Executive Officer	March 23, 2005
/s/ CHRISTOPHER H. VOLK Christopher H. Volk	President, Chief Operating Officer and Director	March 23, 2005
/s/ CATHERINE LONG Catherine Long	Chief Financial Officer, Senior Vice President, Secretary and Treasurer	March 23, 2005
/s/ CATHERINE L. STEVENSON Catherine L. Stevenson	Vice President and Controller	March 23, 2005
/s/ WILLIE R. BARNES Willie R. Barnes	Director	March 23, 2005
/s/ LINDA J. BLESSING Linda J. Blessing	Director	March 23, 2005
/s/ DENNIS E. MITCHEM Dennis E. Mitchem	Director	March 23, 2005
Paul F. Oreffice	Director	March 23, 2005

/s/ JAMES R. PARISH James R. Parish	Director	March 23, 2005
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	March 23, 2005
/s/ CASEY J. SYLLA Casey J. Sylla	Director	March 23, 2005
/s/ SHELBY YASTROW Shelby Yastrow	Director	March 23, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(1)
10.1	Employment Agreement between the Registrant and Morton H. Fleischer.(1)
10.2	Employment Agreement between the Registrant and Christopher H. Volk.(1)
10.3	Employment Agreement between the Registrant and Catherine F. Long.(1)
10.4	Employment Agreement between the Registrant and Jeffrey M. Fleischer.(1)
10.5	Employment Agreement between the Registrant and Gregg A. Seibert.(1)
10.6	Spirit Finance Corporation 2003 Stock Option and Incentive Plan.(1)
10.7	Stockholder Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of October 15, 2003.(1)
10.8	Registration Rights Agreement between the Registrant and Banc of America Securities LLC dated as of December 17, 2003.(1)
10.9	Master Repurchase Agreement among Bank of America Mortgage Capital Corporation, Spirit Funding Company, LLC and the Registrant dated as of August 9, 2004.(1)
10.10	Second Amended and Restated Servicing Agreement Dated as of August 9, 2004 between the Registrant and Midland Loan Services, Inc.(1)
10.11	Master Lease Agreement dated as of December 23, 2003 between the Registrant and Flying J Inc.(2)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Advance Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of August 14, 2003.(1)

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-116408.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-119810.