Form 10-Q
period 2005-03-31
SPIRIT FINANCE CORP
filed 2005-05-10
CIK 1277406

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 01-32386

SPIRIT FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	20-0175773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14631 N. Scottsdale Road, Suite 200 Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (480) 606-0820

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2005, 67,626,643 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Spirit Finance Corporation

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$265,946,425	$257,233,314
Buildings and improvements	379,122,916	358,810,789

Total real estate investments	645,069,341	616,044,103
Less: Accumulated depreciation	(7,380,642)	(4,302,892)

	637,688,699	611,741,211
Mortgage loans receivable	40,733,973	40,854,680

Net investments	678,422,672	652,595,891
Cash and cash equivalents	42,791,176	113,224,972
Intangible assets	11,313,312	10,742,090
Deferred costs and other assets	6,467,183	5,664,271

Total assets	$738,994,343	$782,227,224

Liabilities and stockholders' equity
Liabilities:
Mortgages and notes payable	$38,456,210	$178,854,127
Secured credit facilities	58,656,965	—
Dividends payable	12,849,062	7,109,774
Accounts payable, accrued expenses and other liabilities	5,250,929	8,559,851

Total liabilities	115,213,166	194,523,752

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 67,626,643 (March 31, 2005) and 63,506,819 (December 31, 2004) shares issued and outstanding	676,266	635,068
Capital in excess of par value	639,531,032	599,300,330
Accumulated distributions in excess of net income	(14,680,375)	(8,649,997)
Accumulated other comprehensive loss	(1,745,746)	(3,581,929)

Total stockholders' equity	623,781,177	587,703,472

Total liabilities and stockholders' equity	$738,994,343	$782,227,224

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Revenues:
Rentals	$14,339,271	$977,788
Interest income on mortgage loans receivable	930,231	936,441
Other interest income	355,389	639,049

Total revenues	15,624,891	2,553,278

Expenses:
General and administrative	2,651,084	1,467,387
Depreciation and amortization	3,388,423	273,860
Interest	2,766,700	—

Total expenses	8,806,207	1,741,247

Net income	$6,818,684	$812,031

Net income per common share:
Basic	$0.10	$0.02

Diluted	$0.10	$0.02

Weighted average outstanding common shares:
Basic	67,023,019	35,538,326

Diluted	67,443,662	35,668,996

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities
Net income	$6,818,684	$812,031
Adjustments to net income:
Depreciation and amortization	3,388,423	273,860
Stock-based compensation	202,887	228,351
Amortization of deferred financing costs	579,609	—
Other noncash items	109,615	15,851
Changes in operating assets and liabilities:
Deferred costs and other assets	(760,850)	(328,296)
Accounts payable, accrued expenses and other liabilities	(1,468,353)	61,503

Net cash provided by operating activities	8,870,015	1,063,300

Cash flows from investing activities
Acquisitions of real estate investments	(38,041,696)	(10,948,633)
Proceeds from sales of real estate investments	8,100,809	—
Collections of principal on mortgage loans receivable	105,422	72,848

Net cash used by investing activities	(29,835,465)	(10,875,785)

Cash flows from financing activities
Borrowings under secured credit facilities	101,499,562	—
Repayments under secured credit facilities	(42,842,597)	—
Repayments of mortgages and notes payable	(140,266,423)	—
Deferred financing costs	(489,436)	—
Proceeds from initial public offering, net	40,066,945	—
Proceeds from private offering, net	—	55,699,768
Dividends paid on common stock	(7,109,774)	—
Transfers to restricted cash and escrow deposits	(326,623)	(150,000)

Net cash (used) provided by financing activities	(49,468,346)	55,549,768

Net (decrease) increase in cash and cash equivalents	(70,433,796)	45,737,283
Cash and cash equivalents, beginning of period	113,224,972	199,088,674

Cash and cash equivalents, end of period	$42,791,176	$244,825,957

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2005

(Unaudited)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2004	63,506,819	$635,068	$599,300,330	$(8,649,997)	$(3,581,929)	$587,703,472
Net income				6,818,684		6,818,684
Net unrealized gain on cash flow hedges					1,836,183	1,836,183
Underwriters' over-allotment on initial public offering, net	3,913,043	39,130	40,027,815			40,066,945
Dividends declared on common stock ($0.19 per share)				(12,849,062)		(12,849,062)
Restricted stock grants, net	206,781	2,068				2,068
Stock-based compensation			202,887			202,887

Balances at March 31, 2005	67,626,643	$676,266	$639,531,032	$(14,680,375)	$(1,745,746)	$623,781,177

See accompanying notes.

Spirit Finance Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Spirit Finance Corporation ("Spirit Finance" or the "Company") is a Maryland corporation formed on August 14, 2003 as a self-managed and self-advised real estate investment trust ("REIT") under the Internal Revenue Code. The common stock of Spirit Finance is listed on the New York Stock Exchange under the symbol "SFC."

Basis of Accounting and Principles of Consolidation

        The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company ("Spirit Management"), Spirit Finance Acquisitions, LLC ("Spirit Acquisitions") and several wholly owned special purpose entities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entities. Assets totaling $359,518,000 at March 31, 2005 and $331,447,000 at December 31, 2004 and liabilities totaling $96,007,000 at March 31, 2005 and $178,064,000 at December 31, 2004 were held by special purpose entities and are included in the accompanying respective Consolidated Balance Sheets. All intercompany account balances and transactions have been eliminated in consolidation.

        For a complete listing of the Company's significant accounting policies, please refer to Note 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

        Certain reclassifications have been made to prior period balances to conform to the current period presentation.

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

New Accounting Standard

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R").

This standard requires companies to recognize compensation expense using a fair-value based method for all equity-classified awards granted, modified or settled for periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R to January 1, 2006 for calendar-year public companies. The Company will continue to evaluate the use of "path-dependent" valuation models to value certain stock-based awards containing "market conditions" under SFAS No. 123R. Adoption of SFAS No. 123R in the first quarter of 2006 is not expected to have a material effect on the Company's financial position or results of operations.

2.     INVESTMENTS

        At March 31, 2005, Spirit Finance owned 313 real estate properties with a gross acquisition cost of $656,868,853 and financed 67 properties through mortgage loans receivable with a carrying value of $40,733,973. During the first three months of 2005, the Company had the following property transactions:

	Number of Properties Owned or Financed	Dollar Amount of Real Estate Investments(a)
Balance, December 31, 2004	374	$667,926,549
Acquisitions	12	38,041,696
Sales	(6)	(8,244,712)
Principal payments and premium amortization	—	(120,707)

Balance, March 31, 2005	380	$697,602,826

(a)
The dollar amount of real estate investments includes the gross cost of land, buildings and related lease intangibles and the carrying amount of the mortgage loans receivable.

        The acquisitions made in the first three months of 2005 included $1,202,000 allocated to the value of related lease intangibles. As of March 31, 2005, the Company's total real estate investments consisted of the following property types:

Property Type	Number of Properties Owned or Financed	Percentage of Dollar Amount of Real Estate Investments
Restaurants	239	39%
Movie theaters	11	17%
Specialty retailer properties	20	13%
Educational facilities	8	9%
Distribution facilities	51	8%
Drugstores	14	6%
Interstate travel plazas	4	5%
Automotive parts and service facilities	33	3%

Total	380	100%

        The Company's real estate investments are geographically dispersed throughout 38 states. Only three states, Texas (11.1%), Arizona (10.5%) and Georgia (10.0%), accounted for 10% or more of the total gross investment of Spirit Finance's real estate portfolio at March 31, 2005. A majority of the Company's real estate investments are pledged as collateral under debt obligations (see Note 4).

        The Company's 313 real estate properties are leased to customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at March 31, 2005 is approximately 15 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is not responsible for repairs or other capital expenditures related to the properties.

        No loan loss allowances were recorded on the mortgage loans receivable at March 31, 2005 or December 31, 2004.

3.     INTANGIBLE ASSETS

        Intangible assets represent the value of in-place leases and above-market rents. Total intangible assets are shown in the accompanying Consolidated Balance Sheets net of accumulated amortization of $486,000 at March 31, 2005 and $286,000 at December 31, 2004.

4.     DEBT

        In the first quarter of 2005, Spirit Finance repaid the entire $140,135,181 balance of its secured variable-rate mortgage notes payable that was outstanding at December 31, 2004. The remaining fixed-rate mortgages and notes payable have a carrying amount of $38,456,210 at March 31, 2005 compared to $38,718,946 at December 31, 2004. The fixed-rate mortgages are collateralized by underlying real estate with an aggregate net book value of $52,141,000.

        In addition to the Company's existing $250,000,000 secured credit facility with Bank of America Mortgage Capital Corporation, in March 2005 Spirit Finance established a $125,000,000 secured credit facility with Citigroup Global Markets Realty Corporation. This facility represents short-term financing pending the issuance of debt under a long-term structured finance transaction. The facility matures in June 2005 but may be extended to September 2005 at the request of the Company. Borrowings under the facility require monthly payments of interest indexed to LIBOR, plus 1.75%. In addition, the Company pays an annualized fee of 0.25% on the unborrowed balance under the facility.

        There was $58,656,965 outstanding under the secured credit facilities at March 31, 2005. No amounts were outstanding at December 31, 2004. Subsequent to March 31, 2005, the Company borrowed an additional $32,273,000 under the secured credit facilities. As of March 31, 2005, assets with an aggregate net book value of $425,177,000 (including all of the Company's mortgage notes receivable) were pledged as collateral for borrowings under the facilities.

        Financing costs related to establishing the Company's debt, totaling $2,398,000 at March 31, 2005 and $2,488,000 at December 31, 2004 (net of amortization), are deferred and amortized to interest expense over the initial term of the related debt and are included in the caption, "Deferred costs and other assets."

        The mortgage notes payable contain various covenants customarily found in mortgage notes, including a limitation on the Company's ability to incur additional indebtedness on the underlying real estate. The Company is also subject to various financial and nonfinancial covenants under the secured credit facilities, including debt service coverage and total debt to total gross assets ratios, and a minimum liquidity requirement of $25,000,000. As of March 31, 2005, Spirit Finance was in compliance with these covenants.

5.     DERIVATIVE FINANCIAL INSTRUMENTS

        In addition to the Company's existing forward-starting interest rate swap agreement with a notional amount of $235,000,000, on March 31, 2005, Spirit Finance entered into a forward-starting interest rate swap agreement with a notional amount of $87,000,000. The derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over a weighted average life of 15 years on long-term debt expected to be issued in 2005. As the hedging relationships are expected to be highly effective at achieving offsetting changes in cash flows, these interest rate swaps are accounted for as cash flow hedges. The fair value of the interest rate swaps resulted in an unrealized loss of $1,745,746 at March 31, 2005 and $3,581,929 at December 31, 2004. These amounts are included in "Accounts payable, accrued expenses and other liabilities" with the corresponding amounts recorded in "Accumulated other comprehensive loss." No hedge ineffectiveness was recognized during the first quarter of 2005 and the hedges continue to be effective.

6.     STOCKHOLDERS' EQUITY

        On January 7, 2005, the Company issued 3,913,043 shares of common stock for proceeds of $40,066,945, net of underwriters' discount and offering expenses, as a result of the exercise of the underwriters' over-allotment option related to the Company's initial public offering. During the first quarter of 2005, the Company granted 206,781 shares (net of forfeitures) of restricted stock to officers and employees.

        During the first quarter of 2005, the Company declared dividends of $0.19 per common share to shareholders of record as of April 15, 2005. The dividend, which totaled $12,849,062, was paid on April 25, 2005. No dividends were declared during the first quarter of 2004.

7.     STOCK-BASED COMPENSATION

        Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant. For pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of the options was estimated on the grant dates using the minimum-value method, because the Company was a nonpublic entity on the respective grant dates. As required by APB Opinion No. 25, compensation expense related to restricted stock awards was recognized on a graded schedule over the respective vesting periods for time-based awards based on the fair value of the underlying common stock at the date of grant. For performance-based awards, compensation was recognized on a graded schedule over the respective performance periods based on the market value of the restricted stock at each reporting period and giving consideration to the probability of achieving the performance objectives.

        To enhance comparability of 2005 interim and annual financial statements with those to be reported in future years after adoption of SFAS No. 123R, Spirit Finance elected to adopt the fair-value based method of SFAS No. 123 effective January 1, 2005. Under the modified prospective transition method described by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," Spirit Finance has recognized stock-based employee compensation cost for the first quarter of 2005 as if the fair-value based method had been used for all unvested stock-based awards outstanding at January 1, 2005 and for all new grants made in 2005. The Company has not restated prior period financial statements.

        For stock options granted in 2005, the estimated grant date fair value was calculated using the Black-Scholes-Merton formula. In accordance with SFAS No. 123, this estimated fair value will be expensed over the vesting period on a straight-line basis. Compensation expense related to restricted stock awards with time-based service conditions granted in 2005 will be recognized over the vesting period on a straight-line basis based on the fair value of the underlying common stock on the date of grant. Compensation expense related to restricted stock awards with performance-related conditions granted in 2005 will be recognized on a straight-line basis over the respective performance periods using the original fair value of the underlying common stock on the date of grant, giving consideration to the probability of achieving the performance objectives. For both stock options and restricted stock awards granted in 2005, forfeitures were estimated on the grant date and will be reevaluated at each reporting period, with compensation cost recognized only for those awards expected to vest.

        Unvested stock options and restricted stock awards outstanding at January 1, 2005 were originally granted in 2003 and 2004, when the Company's common stock was not publicly traded. Compensation expense for the unvested stock options will continue to be recognized using the minimum-value method. Compensation expense for unvested restricted stock will continue to be recognized on a graded schedule over the remaining vesting period based on the original fair value of the underlying common stock on the date of grant, taking into consideration the probability of achieving the performance objectives for the restricted stock with performance-related conditions.

        The adoption of SFAS No. 123 did not have a material impact on the Company's financial position or results of operations. Had Spirit Finance adopted the fair-value based method in the first quarter of 2004, Spirit Finance's net income and diluted and basic net income per common share for the three months ended March 31, 2004 would not have changed from the reported amounts. Stock-based compensation expense in the first three months of 2005 totaled $202,887, which represented $201,457 for restricted stock amortization and $1,430 for stock option expense. Restricted stock amortization for the first three months of 2004 totaled $228,351. Stock-based compensation is included in "General and administrative" expenses in the Consolidated Statements of Operations.

8.     NET INCOME PER COMMON SHARE

        A reconciliation of the numerators and denominators used in the computation of basic and diluted net income per common share is as follows:

	Three Months Ended March 31
	2005	2004
Net income available to common stockholders	$6,818,684	$812,031

Weighted average outstanding common shares used in the calculation of basic net income per common share(a)	67,023,019	35,538,326
Effect of unvested restricted stock	236,990	130,670
Effect of stock options(b)	183,653	—

Weighted average outstanding and potentially dilutive common shares	67,443,662	35,668,996

Net income per common share:
Basic	$0.10	$0.02

Diluted	$0.10	$0.02

(a)
The increase in the number of weighted average shares outstanding between 2004 and 2005 is primarily the result of the Company's initial public offering of 30,000,000 shares of common stock.

(b)
Options to purchase 30,000 shares of common stock at March 31, 2005 and options to purchase 1,290,000 shares of common stock at March 31, 2004 were outstanding but were not included in the computation of diluted net income per common share for the three months ended March 31, 2005 and 2004, respectively, because the effect was not dilutive.

9.     COMPREHENSIVE INCOME

        Comprehensive income is comprised of net income, adjusted for changes in unrealized gains or losses on derivative financial instruments or securities classified as available-for-sale. The reconciliation of net income to comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31
	2005	2004
Net income as reported	$6,818,684	$812,031
Net unrealized gain on cash flow hedges	1,836,183	—
Net unrealized gain on available-for-sale securities	—	565

Comprehensive income	$8,654,867	$812,596

10.   RELATED PARTY TRANSACTIONS

        The Company's Chief Executive Officer is a member of the board of directors of the lessee of four interstate travel plazas owned by Spirit Finance. Rental revenues totaled approximately $900,000 for the three months ended March 31, 2005 and 2004 under this lease.

        One of the Company's independent directors is a member of the board of directors of a customer operating the underlying properties that collateralize approximately half of the mortgage loans receivable held by Spirit Finance. In addition, Spirit Finance owns four properties leased by this customer. Interest income on the mortgage loans receivable and rental revenue on the lease aggregated approximately $500,000 for the three months ended March 31, 2005 and 2004.

11.   COMMITMENTS AND CONTINGENCIES

        Spirit Finance has contractual commitments totaling $9,654,000 at March 31, 2005 for future improvements on properties the Company currently owns. These improvements include costs incurred on facilities during which the tenant's business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced. In accordance with the underlying lease agreements, most of these improvements are anticipated to be completed during 2005 and will result in increases in related contractual rent. In addition, the Company had a binding contractual commitment of $10,867,000 at March 31, 2005 to acquire four real estate properties.

        The Company may be subject to claims or litigation in the ordinary course of business. At March 31, 2005, there were no outstanding claims against the Company that would have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis of financial condition and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto as of March 31, 2005 and our audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

        Spirit Finance Corporation (NYSE: SFC) is a self-managed and self-advised REIT formed as a Maryland corporation on August 14, 2003. We were formed to acquire single tenant, operationally essential real estate leased to retail, distribution and service-oriented companies on a long-term basis. Operationally essential real estate includes land and buildings vital to the generation of our customers' sales and profits. In addition, we may selectively originate and acquire long-term mortgage loans or equipment loans that are integral to our strategy of providing a complete financing solution to our customers. We may also make a limited amount of unsecured corporate loans to our customers. Our objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as restaurants, interstate travel plazas, movie theaters, automotive parts stores and services facilities, drugstores, educational facilities, specialty retailers and other similar businesses.

        As of March 31, 2005, 94% of our $697.6 million portfolio represented real estate we own (including the gross cost of land, buildings and related lease intangibles) and 6% represented mortgage loans receivable. Our portfolio of 380 owned or financed single tenant properties is geographically diversified across 38 states. Only three states, Texas (11.1%), Arizona (10.5%) and Georgia (10.0%), accounted for 10% or more of the total dollar value of our real estate and mortgage loan portfolio. Our properties are leased or financed to 55 customers operating in various industries. Our three largest property types at the end of March 2005 as a percentage of gross real estate investments were restaurants (39%), movie theaters (17%) and specialty retailer properties (13%). Our top 10 customers as a percentage of our total portfolio at March 31, 2005 were Carmike Cinemas, Inc., Gander Mountain Company, AMC Entertainment, Inc., Rite Aid Corporation, Hughes Supply, Inc., Flying J Inc., Fuddruckers, Inc., Grand Canyon University, Dickinson Theaters, Inc. and RTM Restaurant Group (an operator of Arby's Restaurants). These customers accounted for 53% of our total portfolio investments at March 31, 2005, with no individual credit exposure greater than 6.2% of the total portfolio. As of March 31, 2005, all of our properties were occupied, and rental and mortgage payments were current.

        We expect to grow through continuing our strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions. We intend to fund future real estate investments primarily with borrowings on our secured credit facilities and by raising funds through the issuance of debt and additional equity capital as described below in the section entitled "Liquidity and Capital Resources." Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings.

        Our ability to achieve continued growth is dependent on achieving a substantial volume of acquisitions at yields that can be effectively financed to meet our targeted returns. The current environment for net lease real estate acquisitions is competitive. We may delay or decline opportunities if we feel the rewards do not warrant the capital risk. In addition, the timing on closing acquisitions may vary significantly from quarter to quarter. The highly competitive triple-net lease environment could limit both the number of properties acquired and the yield on those acquisitions. In response to these challenges, we are committed to seeking numerous potential investment opportunities through our sales force. We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products.

Liquidity and Capital Resources

        In connection with our initial public offering of 26.1 million shares of our common stock at a price of $11 per share in December 2004, the underwriters exercised their over-allotment option and we issued an additional 3.9 million shares of common stock on January 7, 2005 for $40.1 million, net of underwriters' discount and offering costs.

        During the first quarter of 2005, we acquired 12 properties through various transactions totaling $38.0 million. At March 31, 2005, we had contractual commitments totaling $9.7 million for future improvements on properties we currently own. In accordance with the underlying lease agreements, most of these improvements are anticipated to be completed during 2005 and will result in increases in related contractual rent. We also had a binding contractual commitment at March 31, 2005 totaling $10.9 million to acquire four real estate properties; this acquisition was completed in early April 2005. In addition, as of April 15, 2005, we have identified for review potential investment opportunities of more than $2 billion. The individual transactions identified for review range in size from $1 million to $100 million, with an average transaction size of $24 million. We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations. Investments under review are generally subject to significant change and after further due diligence, we may decide not to pursue any or all of these transactions. In addition, the timing of closing any such acquisitions may vary significantly from quarter to quarter.

        We generate our revenue and cash flow by leasing our real estate properties to customers and from interest income on our portfolio of mortgage loans receivable. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee's gross sales. At March 31, 2005, the weighted average remaining initial lease term was approximately 15 years, and our leases generally provide for one or more renewal options. Less than 3% of our current lease portfolio will expire prior to 2012. Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance. Since our tenants generally pay the property operating and maintenance costs, we believe that funds for maintenance and other capital expenditures on the properties will not be significant. Substantially all of the Company's real estate investments are pledged as collateral under our debt obligations as described below.

        Cash from operating activities totaled $8.9 million for the three months ended March 31, 2005. Our operating costs include interest expense on our debt and certain general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating costs. Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).

        During the first quarter of 2005, we declared dividends of $0.19 per share, payable to shareholders of record as of April 15, 2005. This distribution, totaling $12.8 million, was paid on April 25, 2005. On January 31, 2005, a cash distribution of $0.19 per share, totaling $7.1 million, was paid to stockholders of record as of December 10, 2004 (prior to the initial public offering). We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level income tax and excise tax on our earnings.

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

        In addition to our existing $250 million secured credit facility with Bank of America Mortgage Capital Corporation, in March 2005 we established a $125 million secured credit facility with Citigroup Global Markets Realty Corporation. The facility matures in June 2005 but may be extended to September 2005 at the request of the Company. Borrowings under the facility require monthly payments of interest indexed to LIBOR, plus 1.75% and an annualized fee of 0.25% on any unborrowed balance under the facility. These credit facilities are used to fund our real estate acquisitions on a short-term basis while we acquire a pool of real estate of sufficient size to execute our long-term debt strategies.

        At December 31, 2004, our debt included variable-rate mortgage notes payable totaling $140.1 million and fixed-rate debt with a carrying value of $38.7 million. We did not have any amounts outstanding under our secured credit facility at the end of 2004. During the first three months of 2005, we repaid the variable-rate mortgage notes payable using cash and borrowings under our secured credit facility. At March 31, 2005, our balance under the secured credit facilities was $58.7 million and our fixed-rate debt had a carrying value of $38.5 million. Subsequent to March 31, 2005, we borrowed an additional $32.3 million under the secured credit facilities.

        We are subject to various customary operating and financial covenants under the mortgage notes payable and the secured credit facilities. The mortgage notes payable include a limitation on the Company's ability to incur additional indebtedness on the underlying secured real estate. One of the secured credit facilities includes a minimum liquidity requirement of $25 million. As of March 31, 2005, we were in compliance with these covenants and requirements. Approximately 70% of the net book value of our real estate and mortgage loan assets were pledged as collateral as of March 31, 2005 for current or future borrowings.

        In the short-term, we believe that cash provided by operating activities and funds available under our secured credit facilities will be sufficient to meet our liquidity needs for the operating and financing obligations of our existing investment portfolio. In order to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional funding beyond our currently committed external sources of liquidity. On a long-term basis, we intend to use a variety of financing methods to accomplish our goal of maintaining our borrowings at a targeted leverage ratio not to exceed 65% of our total assets. We define our leverage ratio as the ratio of our total debt to total assets. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments. As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we are using interest rate derivative contracts to manage our exposure to changes in interest rates on the anticipated term debt. Substantially all of our properties will be used to secure our debt financings. In addition, our ability to achieve continuous real estate investment growth will also depend on our ability to raise additional equity capital.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

        We commenced operations on August 14, 2003. Our first quarter 2004 results of operations do not include significant operating data, as the majority of our real estate acquisitions were made after the first quarter of 2004.

        Net income.    Net income for the three months ended March 31, 2005 was $6.8 million, or $0.10 per diluted share, based on 67.4 million weighted average shares of common stock outstanding. Net income for the three months ended March 31, 2004 was $0.8 million or $0.02 per diluted share, based on 35.7 million weighted average shares of common stock outstanding. The increase in the number of weighted average shares outstanding is primarily the result of our initial public offering of 30 million common shares.

        Revenues.    Total revenues for the first three months of 2005 were $15.6 million as compared to total revenues of $2.6 million for the first three months of 2004. Approximately 92% of the total revenues generated in the first three months of 2005 were rental revenues from real estate properties we own and lease to our customers. Rental revenue, including net straight-line rent of $0.2 million, totaled $14.3 million for the first three months of 2005 on weighted average real estate investments of approximately $642.8 million. Rental revenue totaled almost $1.0 million for the first three months of 2004, including $0.1 million of net straight-line rent, on weighted average real estate investments of approximately $38.5 million. Approximately 37% of total revenues for the first three months of 2004 was generated by four interstate travel plaza facilities under a single master operating lease agreement. As a result of the growth in our portfolio due to the acquisition of properties during 2004 and 2005, rental revenue generated from this lessee represented less than 10% of total revenues in the first quarter of 2005.

        Interest income on mortgage loans receivable totaled $0.9 million for the quarter in both 2005 and 2004. The mortgage loans represent two borrowers, with approximately half of the interest income for the period generated by each borrower. Other interest income, totaling $0.4 million for the first three months of 2005 and $0.6 million for the first three months of 2004, represents income generated on temporary investment securities pending investment in real estate.

        Expenses.    General and administrative expenses included the following (in millions):

	Three Months Ended March 31
	2005	2004
Employee-related expenses(a)	$1.4	$0.9
Professional fees and outsourced services	0.6	0.4
Office and other expenses	0.7	0.2

Total general and administrative expenses	$2.7	$1.5

(a)
Includes $0.2 million for noncash stock-based compensation for the three months ended March 31, 2005 and 2004.

        Employee-related expenses increased as a result of increasing our number of employees, from 13 at March 31, 2004 to 27 at March 31, 2005. Office and other expenses increased as a result of higher rent on the corporate headquarters facility as compared to our previous office space and higher franchise taxes due to increased real estate acquisitions.

        Depreciation and amortization of $3.4 million for the three months ended March 31, 2005 and $0.3 million for the three months ended March 31, 2004 related primarily to real estate properties and related lease intangibles. Increases over the prior period are primarily the result of increased real estate acquisitions.

        Interest expense, including $0.6 million associated with the amortization of related deferred financing costs, totaled $2.8 million for the three months ended March 31, 2005 on weighted average outstanding debt of approximately $149.5 million. No interest expense was reported for the three months ended March 31, 2004.

        Due to the significant ramp up in operations and real estate investment activity during 2004 and 2005, our general and administrative expenses are expected to continue to increase throughout the remainder of 2005, although at a slower pace than acquisition growth. Depreciation and amortization expense is expected to increase in future periods with future real estate investment activity. Interest expense is expected to increase in future periods as we continue to make investments in real estate that are funded with debt proceeds.

Reconciliation of Non-GAAP Financial Measures

        Funds from operations ("FFO") totaled $10.2 million for the first three months of 2005 and $1.1 million for the first three months of 2004, including $0.2 million and $0.1 million, respectively, representing the adjustment between scheduled rents and rental revenue recognized on a straight-line basis. FFO is a non-GAAP financial measure. Non-GAAP financial measures present calculations of a company's historical or future financial performance that are different from those calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Spirit Finance uses FFO as a measure of our performance as a REIT because we believe this measure provides investors with an understanding of our operating performance, cash flows and profitability.

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

        FFO should not be considered an alternative to net income determined in accordance with GAAP as a measure of profitability, nor should it be considered an equivalent to cash flows provided by operating activities determined in accordance with GAAP as a measure of liquidity. Spirit Finance's statements of operations and cash flows include disclosures of interest expense, capital expenditures and items excluded from the calculation of FFO, all of which should be considered when evaluating the Company's performance.

        A reconciliation of net income calculated in accordance with GAAP to FFO for the three months ended March 31, 2005 and 2004 is presented in the following table:

	Three Months Ended March 31
	2005	2004
Net income	$6,818,684	$812,031
Portfolio depreciation and amortization expense	3,358,588	267,117
Net loss on sales of investment properties	57,306	—

FFO	$10,234,578	$1,079,148

Weighted average outstanding common shares (diluted)	67,443,662	35,668,996

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

        Revenue recognition—We lease real estate to others under long-term net leases that are classified as operating leases. Throughout the lease term, the leases may include scheduled rent escalations as well as contingent rentals based on a percentage of the lessee's gross sales or based on increases in the Consumer Price Index. We recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. For operating leases with scheduled rent escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease, net of a portfolio valuation allowance based on management's evaluation of the risks associated with these receivables, giving consideration to industry default rates for long-term receivables. Accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that we will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. In the event a lessee's monthly lease payments become more than 60 days past due, we will suspend revenue recognition on that lease until collectibility is reasonably assured.

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

        Impairment of real estate investments—We make subjective assessments in our review of our real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Management considers factors such as expected future operating income, estimated residual value, market trends such as the effects of leasing demand and competition and other factors in making this assessment. In general, if the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying amount of our real estate investments is the largest component of our consolidated balance sheets. If events should occur that require us to reduce the carrying amount of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations and our financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Spirit Finance is exposed to various financial market risks, especially interest rate risk. Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations. One objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As part of this strategy, we have used and may continue to use derivative contracts, such as interest rate swaps, to manage our interest rate risk We do not enter into derivative contracts for speculative or trading purposes.

        At March 31, 2005, our fixed-rate debt totaled $38.5 million compared to $38.7 million at December 31, 2004. Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt is lower than the carrying value by approximately $0.4 million at March 31, 2005. Our mortgage loans receivable are also fixed-rate instruments. At March 31, 2005, our mortgage loans receivable totaled $40.7 million compared to $40.9 million at December 31, 2004. Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the carrying value by approximately $1.1 million at March 31, 2005. It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

        We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented. For the three months ended March 31, 2005, the weighted average outstanding balance of our variable-rate debt, which was based on LIBOR, was $149.5 million. Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 5.8%. Had the weighted average interest rate been 100 basis points higher (lower) during the first quarter of 2005, the Company's net income for the three months ended

March 31, 2005 would have been reduced (increased) by approximately $0.4 million. This amount was determined by considering the impact of a hypothetical interest rate change on our average borrowings outstanding during the first three months of 2005 and assumes no other changes in our capital structure.

        On October 4, 2004, we entered into a forward-starting interest rate swap with a notional amount of $235 million, and on March 31, 2005, we entered into an additional forward-starting interest rate swap agreement with a notional amount of $87 million. These derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over a weighted average life of 15 years on long-term debt expected to be issued in 2005. The counterparty is a major financial institution that has a credit rating of at least "A-" from a nationally recognized rating agency. As the hedging relationships are expected to be highly effective at achieving offsetting changes in cash flows, these interest rate swaps are accounted for as cash flow hedges. The fair value of the interest rate swaps resulted in an unrealized loss of $1.7 million at March 31, 2005 and $3.6 million at December 31, 2004. Had market interest rates been 100 basis points lower at March 31, 2005, the unrealized loss would have been approximately $37 million; had market interest rates been 100 basis points higher at March 31, 2005, the fair value of the interest rate swaps would have been an unrealized gain of approximately $28 million. No hedge ineffectiveness was recognized through the income statement for the three months ending March 31, 2005 and the hedges continue to be effective.

Item 4. Controls and Procedures

        We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) of the Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We are not a party to any material litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the quarter ended March 31, 2005, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 to January 31, 2005	—	—		—	—
February 1, 2005 to February 28, 2005	—	—		—	—
March 1, 2005 to March 31, 2005	9,918	$0.01	(1)	—	—
Total	9,918	$0.01	(1)	—	—

(1)
We repurchased 9,918 unvested shares of our restricted stock, at a price of $0.01 per share, from an employee in connection with the resignation of such employee on March 31, 2005 in accordance with the terms of the Spirit Finance Corporation 2003 Stock Option and Incentive Plan and the terms of a restricted stock agreement related to the shares granted under the plan.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement between Spirit Finance Corporation and Michael Bennett, dated April 5, 2005 (filed as Exhibit 10.1 to the Company's Form 8-K dated April 5, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT FINANCE CORPORATION
Date: May 10, 2005	By:	/s/ MORTON H. FLEISCHER Morton H. Fleischer Chairman of the Board and Chief Executive Officer
	By:	/s/ CATHERINE LONG Catherine Long Chief Financial Officer, Senior Vice President and Treasurer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Spirit Finance Corporation CONSOLIDATED BALANCE SHEETS
Spirit Finance Corporation CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Spirit Finance Corporation CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Spirit Finance Corporation CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Three Months Ended March 31, 2005 (Unaudited)
Spirit Finance Corporation Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES