Form 10-Q
period 2005-06-30
SPIRIT FINANCE CORP
filed 2005-08-12
CIK 1277406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Registrant’s telephone number, including area code: (480) 606-0820

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

As of July 31, 2005, 67,675,171 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$350,944	$257,233
Buildings and improvements	575,606	358,811
Total real estate investments	926,550	616,044
Less: Accumulated depreciation	(10,999)	(4,303)
	915,551	611,741
Mortgage and equipment loans receivable	43,631	40,855
Net investments	959,182	652,596
Cash and cash equivalents	38,181	113,225
Intangible assets, net	16,238	10,742
Deferred costs and other assets, net	9,793	5,664
Total assets	$1,023,394	$782,227

Liabilities and stockholders’ equity
Liabilities:
Mortgages and notes payable	$155,000	$178,854
Secured credit facilities	228,276	—
Dividends payable	12,852	7,110
Fair value of derivative instruments	22,744	3,582
Accounts payable, accrued expenses and other liabilities	8,048	4,978
Total liabilities	426,920	194,524
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 67,643,171 (June 30, 2005) and 63,506,819 (December 31, 2004) shares issued and outstanding	676	635
Capital in excess of par value	639,818	599,300
Accumulated distributions in excess of net income	(20,054)	(8,650)
Accumulated other comprehensive loss	(23,966)	(3,582)
Total stockholders’ equity	596,474	587,703
Total liabilities and stockholders’ equity	$1,023,394	$782,227

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Rentals	$16,514	$1,747	$30,064	$2,725
Interest income on mortgage loans receivable	958	936	1,888	1,872
Other interest income	274	629	629	1,268
Total revenues	17,746	3,312	32,581	5,865

Expenses:
General and administrative	3,243	1,584	5,832	3,051
Depreciation and amortization	4,131	379	7,353	653
Interest	3,342	85	5,994	85
Total expenses	10,716	2,048	19,179	3,789

Income from continuing operations	7,030	1,264	13,402	2,076

Discontinued operations:
Income from discontinued operations	164	18	668	18
Net gain on sales of real estate	284	—	227	—
Total discontinued operations	448	18	895	18

Net income	$7,478	$1,282	$14,297	$2,094

Income per common share:
Basic:
Continuing operations	$0.10	$0.03	$0.20	$0.06
Discontinued operations	0.01	—	0.01	—
Net income	$0.11	$0.03	$0.21	$0.06

Diluted:
Continuing operations	$0.10	$0.03	$0.20	$0.06
Discontinued operations	0.01	—	0.01	—
Net income	$0.11	$0.03	$0.21	$0.06

Weighted average outstanding common shares:
Basic	67,305,458	37,252,612	67,168,949	36,362,502
Diluted	67,461,430	37,405,159	67,371,783	36,504,111

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2005	2004
Cash flows from operating activities
Net income	$14,297	$2,094
Adjustments to net income:
Depreciation and amortization	7,594	653
Stock-based compensation	440	455
Amortization of deferred financing costs	1,247	—
Net gain on sales of real estate	(227)	—
Other noncash items	105	39
Changes in operating assets and liabilities:
Deferred costs and other assets	(1,968)	(748)
Accounts payable, accrued expenses and other liabilities	2,637	936
Net cash provided by operating activities	24,125	3,429

Cash flows from investing activities
Acquisitions of real estate investments	(310,268)	(133,441)
Proceeds from sales of real estate investments	40,532	—
Collections of principal on mortgage loans receivable	193	137
Net cash used by investing activities	(269,543)	(133,304)

Cash flows from financing activities
Borrowings under secured credit facilities	329,776	—
Repayments under secured credit facilities	(101,500)	—
Borrowings under mortgage notes payable	67,000	—
Repayments of mortgages and notes payable	(140,441)	—
Deferred financing costs paid	(3,666)	(404)
Payments made on interest rate swaps	(810)	—
Proceeds from initial public offering, net	40,067	—
Proceeds from private offering, net	—	55,700
Proceeds from exercise of stock options	50	—
Dividends paid on common stock	(19,959)	—
Transfers to restricted cash and escrow deposits	(143)	(862)
Net cash provided by financing activities	170,374	54,434

Net decrease in cash and cash equivalents	(75,044)	(75,441)

Cash and cash equivalents, beginning of period	113,225	199,089
Cash and cash equivalents, end of period	$38,181	$123,648

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005

(Unaudited)

(dollars in thousands, except per share data)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2004	63,506,819	$635	$599,300	$(8,650)	$(3,582)	$587,703
Net income				14,297		14,297
Net unrealized loss on cash flow hedges					(20,384)	(20,384)
Underwriters’ over-allotment on initial public offering, net	3,913,043	39	40,028			40,067
Dividends declared on common stock ($0.38 per share)				(25,701)		(25,701)
Exercise of stock options	5,000		50			50
Restricted stock grants, net	218,309	2				2
Stock-based compensation			440			440
Balances at June 30, 2005	67,643,171	$676	$639,818	$(20,054)	$(23,966)	$596,474

See accompanying notes.

Spirit Finance Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Spirit Finance Corporation (“Spirit Finance” or the “Company”) is a Maryland corporation formed on August 14, 2003 as a self-managed and self-advised real estate investment trust (“REIT”) under the Internal Revenue Code.   The common stock of Spirit Finance is listed on the New York Stock Exchange under the symbol “SFC.”

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded.  Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and numerous wholly owned special purpose entities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entities.  Assets totaling $621,334,000 at June 30, 2005 and $331,447,000 at December 31, 2004 and liabilities totaling $264,240,000 at June 30, 2005 and $178,064,000 at December 31, 2004 were held by special purpose entities and are included in the accompanying Consolidated Balance Sheets. All intercompany account balances and transactions have been eliminated in consolidation.

For a complete listing of the Company’s significant accounting policies, please refer to Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

New Accounting Standard

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  This standard requires companies to recognize compensation expense using a fair–value based method for all equity-classified awards granted, modified or settled for periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R to January 1, 2006 for calendar-year public companies.  Adoption of SFAS No. 123R in the first quarter of 2006 is not expected to have a material effect on the Company’s financial position or results of operations.

2. INVESTMENTS

As of June 30, 2005, Spirit Finance owned 419 real estate properties with a gross acquisition cost of $943,509,000, financed 67 properties through mortgage loans receivable with a carrying amount of $40,210,000 and held four equipment loans with an outstanding balance of $3,421,000 secured by equipment used in the operation of 35 real estate properties owned by the Company.  A majority of the Company’s real estate investments are pledged as collateral under debt obligations (see Note 4).  During the first six months of 2005, the Company had the following property activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Total Real Estate Investments (a)
Balance, December 31, 2004	374	$667,927
Acquisitions	135	360,121
Sales (see Note 8)	(23)	(40,684)
Principal payments and premium amortization	—	(224)
Balance, June 30, 2005	486	$987,140

(a)          The dollar amount of real estate investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of the mortgage and equipment loans receivable.

As of June 30, 2005, the Company’s total real estate investments (including related lease intangibles) consisted of the following property types:

Property Type	Number of Properties Owned or Financed	Percentage of Dollar Amount of Total Real Estate Investments
Restaurants	316	33%
Specialty retailer properties	26	13%
Movie theaters	11	12%
Educational facilities	10	10%
Automotive	39	8%
Distribution facilities	50	5%
Recreational facilities	1	5%
Supermarkets	12	5%
Interstate travel plazas	4	4%
Industrial properties	7	3%
Drugstores	10	2%
Total	486	100%

The Company’s real estate investments are geographically dispersed throughout 38 states.  Only two states, Texas (14.6%) and Arizona (11.6%), accounted for 10% or more of the total gross investment of Spirit Finance’s real estate portfolio at June 30, 2005.

The Company’s real estate properties are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at June 30, 2005 is approximately 14.25 years. The leases are generally triple-net, which provide that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and maintenance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

3. INTANGIBLE ASSETS

Intangible assets represent the value of in-place leases associated with properties acquired subject to existing leases.  The acquisitions made during the first six months of 2005 included $6,783,000 allocated to the value of related lease intangibles.  Total intangible assets are shown in the accompanying Consolidated Balance Sheets net of accumulated amortization of $720,000 at June 30, 2005 and $286,000 at December 31, 2004.

4. DEBT

The Company’s debt outstanding as of June 30, 2005 and December 31, 2004 is summarized below (dollars in thousands):

	June 30, 2005	December 31, 2004
MORTGAGES AND NOTES PAYABLE:
Secured variable-rate promissory notes, interest only, 1-month LIBOR + 3.0%, paid March 2005	$—	$140,135
Secured fixed-rate mortgage notes payable:
Promissory note, 5.3%, balloon due 2015	39,200	—
Promissory notes, 5.4%, balloons due 2014	35,433	—
Promissory note, 5.25%, balloon due 2015	27,800	—
Promissory note, 6.5%, balloon due 2012	14,363	—
Promissory note, 8.4%, effective interest rate 6.62%, balloon due 2010	16,700	16,783
Promissory note, 8.6%, effective interest rate 6.20%, balloon due 2010	6,913	6,971
Promissory note, 9.0%, effective interest rate 6.19%, balloon due 2010	6,472	6,522
Promissory note, 9.0%, effective interest rate 6.25%, balloon due 2010	2,799	2,821
Unsecured fixed-rate promissory note, 7.0%, due 2021	2,294	2,330
	151,974	175,562
Unamortized debt premium	3,026	3,292
Total mortgages and notes payable	$155,000	$178,854

SECURED CREDIT FACILITIES:
$250 million secured credit facility, LIBOR + 1.75%, matures September 2005	$107,493	$—
$125 million secured credit facility, LIBOR + 1.75%, matures July 2005	120,783	—
Total secured credit facilities	$228,276	$—

At June 30, 2005, the fixed-rate mortgages and notes payable were collateralized by underlying real estate with an aggregate investment value of $222,545,000.  Assets with an aggregate investment value of $467,028,000 (including all of the Company’s mortgage notes receivable) were pledged as collateral for borrowings under the secured credit facilities at June 30, 2005.

The Company’s mortgage notes payable contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral.  The Company is also subject to various financial and nonfinancial covenants under its secured credit facilities, including debt service coverage and total-debt-to-total-gross-assets ratios, and a minimum liquidity requirement of $25,000,000.  As of June 30, 2005, Spirit Finance was in compliance with these covenants.

Unamortized financing costs related to establishing the Company’s debt, totaling $4,907,000 at June 30, 2005 and $2,488,000 at December 31, 2004, are included in the caption, “Deferred costs and other assets” and are amortized to interest expense over the initial term of the related debt.

On July 26, 2005, a special purpose, bankruptcy-remote subsidiary of Spirit Finance issued $441,300,000 aggregate principal amount of net-lease mortgage notes consisting of $183,000,000 of Class A-1 fully amortizing notes bearing interest at an annual rate of 5.05% due in 2020 and $258,300,000 of Class A-2 interest-only notes bearing interest at an annual rate of 5.37% due in 2020.  The timely payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under an insurance policy issued by Ambac Assurance Corporation.  The collateral pool securing the notes is comprised of 408 single tenant commercial real estate properties with a gross acquisition cost of $640,278,000.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium.  In addition, the notes permit substitution of real estate investments from time to time subject to certain conditions as well as the issuance of additional series of notes secured by the same collateral pool.  Spirit Finance used the net proceeds from the issuance of the notes to repay the existing secured credit facilities, The remaining proceeds will be used to provide funds for future real estate acquisitions.  The $125,000,000 secured credit facility expired on July 26, 2005 in connection with the issuance of the net-lease mortgage notes.  The $250,000,000 secured credit facility matures on September 14, 2005, with the ability to extend the facility for an additional year with the consent of the bank.

5. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2005, Spirit Finance had two forward-starting interest rate swap agreements with a total notional amount of $322,000,000.  The derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over 25 years on long-term debt expected to be issued in 2005.  As the hedging relationships are expected to be highly effective at achieving offsetting changes in future cash flows, these interest rate swaps are accounted for as cash flow hedges.  Changes in the fair value of the derivatives are recorded in “Accumulated other comprehensive loss.”  Hedge effectiveness is assessed using the hypothetical derivative method.  No hedge ineffectiveness was recognized during 2005 or 2004.

In July 2005, the anticipated long-term debt was issued (see Note 4), and the interest rate swaps were settled for a net cash payment of $13,670,000 to the swap counterparty.  The total change in the fair value of the interest rate swaps from inception of the hedges, totaling $14,984,000, will be amortized to earnings as an increase to interest expense over a 25-year amortization period, which includes any future replacement or refinancing of the debt.

6. STOCKHOLDERS’ EQUITY

On January 7, 2005, the Company issued 3,913,043 shares of common stock for proceeds of $40,067,000, net of underwriters’ discount and offering expenses, as a result of the exercise of the underwriters’ over-allotment option related to the Company’s December 2004 initial public offering.  During the first six months of 2005, the Company granted 218,309 shares (net of forfeitures) of restricted stock to officers, directors and employees, and options to purchase 5,000 shares of common stock were exercised.

Dividends declared during 2005 are summarized below (dollars in thousands, except per share data).  No dividends were declared during the first or second quarter of 2004, although a distribution of $0.06 per share was declared in July 2004 that related to the second quarter operations.

			Dividends Declared
Declaration Date	Record Date	Payment Date	Per Common Share	Total
March 25, 2005	April 15, 2005	April 25, 2005	$0.19	$12,849
June 27, 2005	July 15, 2005	July 25, 2005	0.19	12,852
			$0.38	$25,701

7. STOCK-BASED COMPENSATION

Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation. Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant.  For pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of the options was estimated on the grant dates using the minimum-value method because the Company was a nonpublic entity on the respective grant dates.  As required by APB Opinion No. 25, compensation expense related to restricted stock awards was recognized on a graded schedule over the respective vesting periods for time-based awards based on the fair value of the underlying common stock at the date of grant. For performance-based awards, compensation was recognized on a graded schedule over the respective performance periods based on the market value of the restricted stock at each reporting period and giving consideration to the probability of achieving the performance objectives.

To enhance comparability of 2005 interim and annual financial statements with those to be reported in future years after adoption of SFAS No. 123R, Spirit Finance elected to adopt the fair-value based method of SFAS No. 123 effective January 1, 2005. Under the modified prospective transition method described by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” Spirit Finance has recognized stock-based employee compensation cost in 2005 as if the fair-value based method had been used for all unvested stock-based awards outstanding at January 1, 2005 and for all new grants made in 2005.  The Company has not restated prior period financial statements.

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

Unvested stock options and restricted stock awards outstanding at January 1, 2005 were originally granted in 2003 and 2004, when the Company’s common stock was not publicly traded.  Compensation expense for the unvested stock options will continue to be recognized using the minimum-value method.  Compensation expense for unvested restricted stock will continue to be recognized on a graded schedule over the remaining vesting period based on the original fair value of the underlying common stock on the date of grant, taking into consideration the probability of achieving the performance objectives for the restricted stock with performance-related conditions.

The adoption of SFAS No. 123 did not have a material impact on the Company’s financial position or results of operations.  Had Spirit Finance adopted the fair-value based method at the beginning of 2004, Spirit Finance’s net income and diluted and basic net income per common share for the three months and six months ended June 30, 2004 would not have changed from the reported amounts.  Stock-based compensation expense for the three and six months ended June 30, 2005 and 2004 is summarized in the table below (dollars in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Restricted stock amortization	$236	$226	$437	$455
Stock option expense	1	—	3	—
Total stock-based compensation	$237	$226	$440	$455

Stock-based compensation is included in “General and administrative” expenses in the Consolidated Statements of Operations.

8. DISCONTINUED OPERATIONS

Periodically, Spirit Finance may sell real estate properties that do not meet its long-term strategic investment objectives.  Such properties are typically acquired in conjunction with the acquisition of a group of real estate properties.  The Company considers these occasional sales of real estate properties to be a part of its long-term operating business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the Consolidated Statements of Operations.  As a result of this reporting requirement, each time a property is sold, previously reported “income from continuing operations” will be restated to reclassify the operations of such property into discontinued operations.  This presentation has no impact on net income or cash flow.

During the latter half of 2004, Spirit Finance sold four properties.  During the first six months of 2005, the Company sold 23 properties for $40,532,000 in net sales proceeds, resulting in a combined net gain of $227,000.  The operations and net gain realized from these real estate dispositions have been reported as discontinued operations.  At December 31, 2004, the 23 properties sold during 2005 had balances of $39,831,000 in gross real estate investments, $853,000 in gross intangible assets and $892,000 in mortgages and notes payable.

The following table sets forth the components of discontinued operations related to the 27 properties sold subsequent to January 1, 2004 (dollars in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Rental revenues	$331	$29	$1,121	$29

Expenses:
General and administrative	3	2	8	2
Depreciation and amortization	75	—	242	—
Interest	89	9	203	9
Total expenses	167	11	453	11

Income from discontinued operations	164	18	668	18
Net gain on sales of real estate	284	—	227	—
Total discontinued operations	$448	$18	$895	$18

9. NET INCOME PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of basic and diluted income per common share is as follows (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Income available to common shareholders:
Continuing operations	$7,030	$1,264	$13,402	$2,076
Discontinued operations	448	18	895	18
Net income	$7,478	$1,282	$14,297	$2,094

Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share (a)	67,305,458	37,252,612	67,168,949	36,362,502
Effect of unvested restricted stock	62,312	152,547	64,177	141,609
Effect of stock options (b)	93,660	—	138,657	—
Weighted average outstanding common shares used in the calculation of diluted income per common share	67,461,430	37,405,159	67,371,783	36,504,111

Income per common share:
Basic:
Continuing operations	$0.10	$0.03	$0.20	$0.06
Discontinued operations	0.01	—	0.01	—
Net income	$0.11	$0.03	$0.21	$0.06

Diluted:
Continuing operations	$0.10	$0.03	$0.20	$0.06
Discontinued operations	0.01	—	0.01	—
Net income	$0.11	$0.03	$0.21	$0.06

(a)          The increase in the number of weighted average shares outstanding between 2004 and 2005 is primarily the result of the Company’s initial public offering of 30,000,000 shares of common stock.

(b)         Options to purchase 30,000 shares of common stock at June 30, 2005 were outstanding but were not included in the computation of diluted net income per common share for the three and six months ended June 30, 2005 because the effect was not dilutive. Options to purchase 1,290,000 shares of common stock at June 30, 2004 were outstanding but were not included in the computation of diluted net income per common share for the three and six months ended June 30, 2004 because the effect was not dilutive.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, adjusted for changes in unrealized gains or losses on derivative financial instruments or securities classified as available-for-sale.  The reconciliation of net income to comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income as reported	$7,478	$1,282	$14,297	$2,094
Net unrealized loss on cash flow hedges	(22,220)	—	(20,384)	—
Net unrealized loss on available-for-sale securities	—	(2)	—	(1)
Comprehensive income (loss)	$(14,742)	$1,280	$(6,087)	$2,093

11. SUPPLEMENTAL CASH FLOW INFORMATION

In conjunction with the acquisition of certain real estate investments during the first six months of 2005, Spirit Finance assumed existing mortgage notes payable of $49,853,000.  The Company entered into seller financing of $70,969,000 in mortgage notes payable and assumed existing mortgage notes payable (including debt premium) of $36,860,000 on real estate investments acquired during the first six months of 2004.

12. RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer is a member of the board of directors of the lessee of four interstate travel plazas owned by Spirit Finance.  Rental revenues totaled approximately $1,800,000 for the six months ended June 30, 2005 and 2004 under this lease.

One of the Company’s independent directors is a member of the board of directors of a customer operating the underlying properties that collateralize approximately half of the mortgage loans receivable held by Spirit Finance.  In addition, Spirit Finance owns four properties leased by this customer.  Interest income on the mortgage loans receivable and rental revenue on the lease aggregated $1,097,000 for the six months ended June 30, 2005 and $964,000 for the six months ended June 30, 2004.

13. COMMITMENTS AND CONTINGENCIES

Spirit Finance had contractual commitments totaling $10,891,000 at June 30, 2005 for future improvements on properties the Company currently owns. These improvements include costs incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced.  In accordance with the underlying lease agreements, most of these improvements are anticipated to be completed during 2005 and will result in increases in related contractual rent.

The Company may be subject to claims or litigation in the ordinary course of business.  At June 30, 2005, there were no outstanding claims against the Company that would have a material adverse effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto as of June 30, 2005 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation (NYSE: SFC) is a self-managed and self-advised REIT formed as a Maryland corporation on August 14, 2003. We were formed to acquire single tenant, operationally essential real estate leased to retail, distribution and service-oriented companies on a long-term basis. Operationally essential real estate includes land and buildings vital to the generation of our customers’ sales and profits. In addition, we may selectively originate and acquire long-term mortgage loans or equipment loans that are integral to our strategy of providing a complete financing solution to our customers. We may also make a limited amount of unsecured corporate loans to our customers. Our objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as restaurants, interstate travel plazas, movie theaters, automotive parts stores and services facilities, drugstores, educational facilities, specialty retailers and other similar businesses.

Since we began purchasing real estate assets in December 2003, we completed over $1.0 billion in sale/leaseback transactions and mortgage loan acquisitions.  During that period, we also sold $40.7 million in properties that we believe did not meet our long-term investment objectives.  As of June 30, 2005, 96% of our $987.1 million portfolio represented real estate we own (including the gross cost of land, buildings and related lease intangibles) and 4% represented mortgage and equipment loans receivable.  Our portfolio of 486 owned or financed single tenant properties is geographically diversified across 38 states.  Only two states, Texas (14.6%) and Arizona (11.6%), accounted for 10% or more of the total dollar value of our real estate and mortgage loan portfolio.  Our properties are leased or financed to 68 customers operating in various industries.  Our three largest property types at June 30, 2005 as a percentage of gross real estate investments were restaurants (33%), specialty retailer properties (13%) and movie theaters (12%).  Our top 10 customers as a percentage of our total portfolio at June 30, 2005 were: CarMax, Inc. (NYSE: KMX); CBH2O, LP, the operator of Camelback Ski and Water Park; United Supermarkets, Ltd.; Carmike Cinemas, Inc. (NASDAQ: CKEC); Gander Mountain Company (NASDAQ: GMTN); University of Phoenix (NASDAQ: APOL); AMC Entertainment, Inc.; Hughes Supply, Inc. (NYSE: HUG); Flying J Inc.; and Fuddruckers, Inc.  Together, our top 10 customers accounted for 43% of our total portfolio investments at June 30, 2005, with no individual credit exposure greater than 5.7% of the total portfolio.  In comparison, the top 10 customers as of June 30, 2004 accounted for 82% of our total investment portfolio, with the largest credit exposure at 12.2% of the total portfolio. As of June 30, 2005, all of our properties were occupied, and rental and mortgage payments were current.

We expect to grow through continuing our strategy of acquiring single tenant, operationally essential real estate principally through sale/leaseback transactions.  We intend to fund future real estate investments primarily with borrowings on our secured credit facilities and by raising funds through the issuance of debt and additional equity capital as described below in the section entitled “Liquidity and Capital Resources.”  Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings.

Our ability to achieve continued growth is dependent on achieving a substantial volume of acquisitions at yields that can be effectively financed to meet our targeted returns.  The current environment for net lease real estate acquisitions continues to be highly competitive, and this competitive environment could limit both the number of properties we acquire and the yield on those acquisitions.  We may delay or decline opportunities if we feel the rewards do not warrant the capital risk.  In addition, the timing on completing acquisitions may vary significantly from quarter to quarter.  In response to these challenges, we are committed to seeking numerous potential investment opportunities through our sales force.  We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products.

Liquidity and Capital Resources

Our real estate investments are initially acquired using a combination of cash and borrowings under our secured credit facilities.  During the first six months of 2005, we acquired 135 single tenant commercial real estate properties through various transactions totaling $360.1 million, of which all but $38.0 million were acquired during the second quarter of 2005.  In conjunction with the acquisition of 24 of these real estate properties, we assumed existing mortgage notes payable or obtained new long-term financing totaling $116.9 million.  We also used proceeds from the sales of real estate investments, totaling $40.5 million, to acquire new properties.  At June 30, 2005, we had contractual commitments totaling $10.9 million for future improvements on properties we currently own.  In accordance with the underlying lease agreements, most of these improvements are anticipated to be completed during 2005 and will result in increases in related contractual rent.  In addition, as of August 1, 2005, we had identified for review potential investment opportunities of more than $2 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations. Investments under review are generally subject to significant change and the timing of closing any such transactions may vary significantly from quarter to quarter.  After further due diligence, we may decide not to pursue any or all of these transactions and there is no assurance that we will ultimately complete any of the real estate acquisitions.

In order to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt or equity funding beyond our currently committed external sources of liquidity.  Our initial public offering of 26.1 million shares of our common stock at a price of $11 per share in December 2004, represented such an equity issuance.  The underwriters exercised their over-

allotment option and we issued an additional 3.9 million shares of common stock on January 7, 2005 for $40.1 million, net of underwriters’ discount and offering costs.

At December 31, 2004, our debt included variable-rate mortgage notes payable totaling $140.1 million and fixed-rate debt with a carrying amount of $38.7 million.  In 2004, we established a $250 million secured credit facility with Bank of America Mortgage Capital Corporation, and in March 2005, we added a $125 million secured credit facility with Citigroup Global Markets Realty Corporation.  Short-term credit facilities such as these are used to purchase real estate pending the issuance of long-term financing.  During the first quarter of 2005, we repaid the $140.1 million variable-rate mortgage notes payable using cash and borrowings under our secured credit facilities.  During the second quarter of 2005, we assumed existing mortgage notes payable or obtained new long-term financing totaling $116.9 million in conjunction with certain real estate acquisitions.  At June 30, 2005, our balance outstanding under the secured credit facilities was $228.3 million and the carrying amount of our fixed-rate debt was $155.0 million.

On July 26, 2005, our $125 million secured credit facility matured.  Our $250 million secured credit facility will mature on September 14, 2005 but may be extended for an additional year with the consent of the lender.  We intend to obtain short-term secured and/or unsecured financing through various sources including banks, institutional investors and other lenders. This financing may include lines of credit, bridge loans, warehouse facilities and other debt arrangements.  We are currently negotiating short-term financing that we expect to complete during the third quarter.

On July 26, 2005, our special purpose, bankruptcy-remote subsidiary, Spirit Master Funding, LLC, issued $441.3 million aggregate principal amount of net-lease mortgage notes rated Aaa/AAA by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively.  The private placement consisted of $183 million of Class A-1 fully amortizing notes bearing interest at an annual rate of 5.05% due in 2020 and $258.3 million of Class A-2 interest-only notes bearing interest at an annual rate of 5.37% due in 2020.  The timely payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under an insurance policy issued by Ambac Assurance Corporation.  The collateral pool securing the notes is comprised of 408 single tenant commercial real estate properties with a gross acquisition cost of $640.3 million.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium.  In addition, the notes permit substitution of real estate investments from time to time subject to certain conditions as well as the issuance of additional series of notes secured by the same collateral pool.  We used the net proceeds from the sale of the notes to repay balances outstanding under the secured credit facilities with Bank of America and Citigroup totaling $248.4 million.  The remaining proceeds will be used to provide funds for future real estate acquisitions.

As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we used interest rate swaps to manage our exposure to changes in interest rates until we could put into place our long-term debt strategy.  In conjunction with the issuance of the net-lease mortgage notes, our interest rate swaps were settled for a net cash payment to the swap counterparty of $13.7 million, because long-term rates had decreased since the inception of the hedges.  Accordingly, the total $15.0 million change in the fair value of the interest rate swaps from inception of the hedges will be amortized to earnings as an increase to interest expense over a 25-year amortization period such that the effective adjusted interest rate approximates the long-term rates in effect when the hedges were placed.

We are subject to various customary operating and financial covenants under the mortgage notes payable and the secured credit facilities. The mortgage notes payable include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facility includes a minimum liquidity requirement of $25 million.  As of June 30, 2005, we were in compliance with these covenants and requirements.

We generate our revenue and cash flow by leasing our real estate properties to customers and from interest income on our portfolio of mortgage loans receivable. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on future changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee’s gross sales.  At June 30, 2005, our weighted average remaining initial lease term was approximately 14.25 years, and our leases generally provide for one or more renewal options.  Less than 2% of our current lease portfolio will expire prior to 2013.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance.  Since our tenants generally pay the property operating and maintenance costs, we believe that funds we require for maintenance and other capital expenditures on the properties will not be significant. Substantially all of our real estate investments are pledged as collateral under our debt obligations.

Our operating costs include interest expense on our debt and certain general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating costs.  Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $24.1 million for the six months ended June 30, 2005.

During the second quarter of 2005, we declared dividends of $0.19 per share, payable to shareholders of record as of July 15, 2005.  This distribution, totaling $12.9 million, was paid on July 25, 2005.  On April 25, 2005, a cash dividend of $0.19 per share, totaling $12.8 million, was paid.  On January 31, 2005, a cash distribution of $0.19 per share, totaling $7.1 million, was paid to stockholders of record as of December 10, 2004 (prior to the initial public offering).  We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level income tax and excise tax on our earnings.  During the initial years of our operations, the distributions we pay may include a return of capital.  Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments.

In the short-term, we believe that cash provided by operating activities will be sufficient to meet our liquidity needs for the operating and financing obligations of our existing investment portfolio.  On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio not to exceed 65% of our total assets. We define our leverage ratio as the ratio of our total debt to total assets. On a pro forma basis, giving effect to the July 2005 private placement and subsequent repayment of the secured credit facilities, approximately 87% of the gross investment value of our real estate and mortgage loan assets at June 30, 2005 was pledged as collateral, resulting in a leverage ratio of approximately 48%.  We intend to pursue additional debt and equity financing through various sources in the form of publicly or privately placed transactions.

Results of Operations

Net income

Net income for the three months ended June 30, 2005 was $7.5 million, or $0.11 per diluted share, based on 67.5 million weighted average shares of common stock outstanding.  Net income for the three months ended June 30, 2004 was $1.3 million or $0.03 per diluted share, based on 37.4 million weighted average shares of common stock outstanding.

Net income for the six months ended June 30, 2005 was $14.3 million, or $0.21 per diluted share, based on 67.4 million weighted average shares of common stock outstanding.  Net income for the six months ended June 30, 2004 was $2.1 million or $0.06 per diluted share, based on 36.5 million weighted average shares of common stock outstanding.  We commenced operations on August 14, 2003, and the first quarter 2004 results of operations did not include significant operating data, as the majority of our current real estate portfolio was acquired after the first quarter of 2004.

The increase in net income per share is due to increased revenues caused by the growth in our real estate portfolio due to acquisitions of properties throughout the past year.  The increase in the number of weighted average shares outstanding between 2005 and 2004 is primarily the result of our December 2004 initial public offering of 30.0 million common shares.

Income from continuing operations

Income from continuing operations for the three months ended June 30, 2005 was $7.0 million, or $0.10 per diluted share.  Income from continuing operations for the three months ended June 30, 2004 was $1.3 million, or $0.03 per diluted share.

Income from continuing operations for the six months ended June 30, 2005 was $13.4 million, or $0.20 per diluted share.  Income from continuing operations for the six months ended June 30, 2004 was $2.1 million, or $0.06 per diluted share.

Discontinued operations

Periodically, we may sell real estate properties that do not meet our long-term strategic investment objectives.  Such properties are typically acquired in conjunction with the acquisition of a group of real estate properties.  We consider these occasional sales of real estate properties to be an integral part of our long-term operating business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties.  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the Consolidated Statements of Operations.  As a result of this reporting requirement, each time a property is sold, previously reported “income from continuing operations” will be restated to reclassify the operations of such property into discontinued operations.  This presentation has no impact on net income or funds from operations.

We sold four properties during 2004, six properties during the first quarter of 2005 and 17 properties during the second quarter of 2005.  Discontinued operations for the three months ended June 30, 2005 totaled $0.4 million, or $0.01 per diluted share, including net gains on sales of real estate of $0.3 million.  Discontinued operations for the six months ended June 30, 2005 totaled $0.9 million, or $0.01 per diluted share, including net gains on sales of real estate of $0.2 million.  Discontinued operations totaled $18,000 for the three and six months ended June 30, 2004.  Revenues and expenses, including those classified as discontinued operations, for the three and six months ended June 30, 2005 and 2004 are presented in the table below (dollars in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues	$18,077	$3,341	$33,702	$5,894
General and administrative expenses	3,246	1,586	5,840	3,053
Depreciation and amortization	4,206	379	7,595	653
Interest	3,431	94	6,197	94

The following discussion for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, includes the results of discontinued operations.

Revenues

Total revenues (including those recorded in discontinued operations) increased to $18.1 million for the second quarter of 2005 as compared to $3.3 million for the second quarter of 2004.  Total revenues for the first six months of 2005 increased to $33.7 million as compared to total revenues of $5.9 million for the first six months of 2004.  The increase in revenues for the three and six months ended June 30, 2005 is the result of the growth in our real estate portfolio due to property acquisitions made over the past 12 months.  Because the acquisitions of properties are made throughout the quarter, the full impact of acquisitions made in the second quarter of 2005 will not be realized until the third quarter.

Approximately 93% of the total revenues generated in the second quarter and first six months of 2005 were rental revenues from real estate properties we own and lease to our customers.  Rental revenue and the related weighted average real estate investments are presented in the table below (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Rental revenues, excluding the adjustment for straight-line rent	$16,582	$1,695	$30,674	$2,608
Straight-line rent	263	81	510	146
Total rental revenues	$16,845	$1,776	$31,184	$2,754

Weighted average real estate investments	$761,368	$73,662	$702,401	$56,167

The weighted average yield on our real estate acquisitions was lower during 2005 than in 2004, reflecting market lease rate compression and increased investments in properties leased to companies having higher credit quality profiles.  Such investments were designed to meet our total rate of return requirements because we were able to obtain efficient long-term borrowings on those acquisitions at rates ranging from 5.25% to 5.4%.

Interest income on mortgage and equipment loans receivable totaled $1.0 million for the second quarter of 2005 as compared to $0.9 million for the second quarter of 2004.  For the first six months of both 2005 and 2004, interest income on mortgage and equipment loans receivable totaled $1.9 million.  Most of the interest income is generated by the mortgage loans, with approximately half of the interest income generated by each of two borrowers.  Other interest income represents income generated on temporary investment securities pending investment in real estate.

For the six months ended June 30, 2005, no single lessee represented more than 6.1% of total revenues.  At June 30, 2005, no single group of related tenants or borrowers represented greater than 5.7% of the total investment portfolio.

Expenses

General and administrative expenses include employee-related expenses, professional fees and outsourced services and office and other expenses.  Included in employee-related expenses was noncash stock-based compensation of $0.2 million for the three months ended June 30, 2005 and 2004, $0.4 million for the six months ended June 30, 2005 and $0.5 million for the six months ended June 30, 2004.  Employee-related expenses increased as a result of increasing our number of employees from 17 at June 30, 2004 to 32 at June 30, 2005.  Professional fees and outsourced services increased as a result of public company costs and higher real estate portfolio management and servicing fees due to increased real estate acquisitions.  Office and other expenses increased as a result of higher insurance costs and higher franchise taxes due to increased real estate acquisitions.

Depreciation and amortization expense relates primarily to real estate properties and related lease intangibles.  Increases over prior periods are primarily the result of increased real estate acquisitions.

Interest expense, including $0.7 million associated with the amortization of related deferred financing costs, totaled $3.4 million for the three months ended June 30, 2005 on weighted average outstanding debt of approximately $199.9 million.  For the six months ended June 30, 2005, interest expense totaled $6.2 million, including $1.3 million associated with the amortization of related deferred financing costs, on weighted average outstanding debt of approximately $174.8 million.  Interest expense totaled $0.1 million for the three and six months ended June 30, 2004.

Due to the significant ramp up in operations and real estate investment activity during 2004 and 2005, our general and administrative expenses are expected to continue to increase throughout the remainder of 2005, although at a slower pace than acquisition growth.  Depreciation and amortization expense is expected to increase in future periods with future real estate acquisition activity.  Interest expense is expected to increase in future periods as we continue to make investments in real estate that are funded with debt financing.

Reconciliation of Non-GAAP Financial Measures

Funds from operations (“FFO”) totaled $11.4 million for the second quarter of 2005 and $1.7 million for the second quarter of 2004, including $0.3 million and $0.1 million, respectively, representing the adjustment between scheduled rents and rental revenue recognized on a straight-line basis.  FFO totaled $21.6 million for the six months ended June 30, 2005 (including $0.5 million of straight-line rent) and $2.7 million for the six months ended June 30, 2004 (including $0.1 million of straight-line rent). FFO is a non-GAAP financial measure.  Non-GAAP financial measures present calculations of a company’s historical or future financial performance that are different from those calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  We use FFO as a measure of our performance as a REIT because we believe this measure provides investors with an understanding of our operating performance, cash flows and profitability.

We calculate FFO consistent with the definition used by the National Association of Real Estate Investment Trusts (“NAREIT”), adopted to promote an industry-wide standard measure of REIT operating performance.  We use FFO as a measure of performance to adjust for certain non-cash expenses such as depreciation and amortization because accounting for real estate assets under GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. We disclose FFO to facilitate comparisons between Spirit Finance and other REITs, although other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be directly comparable to FFO reported by other REITs.

FFO should not be considered an alternative to net income determined in accordance with GAAP as a measure of profitability, nor should it be considered an equivalent to cash flows provided by operating activities determined in accordance with GAAP as a measure of liquidity. Spirit Finance’s statements of operations and cash flows include disclosures of interest expense, capital expenditures and items excluded from the calculation of FFO, all of which should be considered when evaluating our performance.

A reconciliation of net income calculated in accordance with GAAP to FFO for the three and six months ended June 30, 2005 and 2004 is presented in the following table (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$7,478	$1,282	$14,297	$2,094
Portfolio depreciation and amortization expense:
Continuing operations	4,101	370	7,292	638
Discontinued operations	75	—	242	—
Net gains on sales of real estate investment properties	(284)	—	(227)	—
FFO	$11,370	$1,652	$21,604	$2,732

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

Revenue recognition – We lease real estate to others under long-term net leases that are classified as operating leases. Throughout the lease term, the leases may include scheduled rent escalations as well as contingent rentals based on a percentage of the lessee’s gross sales or based on future increases in the Consumer Price Index. We recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. For operating leases with scheduled rent escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease, net of a portfolio valuation allowance based on management’s evaluation of the risks associated with these receivables, giving consideration to industry default rates for long-term receivables. Accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that we will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. In the event a lessee’s monthly lease payments become more than 60 days past due, we will suspend revenue recognition on that lease until collectibility is reasonably assured.

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

Real estate investments – Investments in real estate are recorded at cost, including acquisition and closing costs.  For real estate acquired subject to existing lease agreements, we must allocate a portion of the purchase price of our real estate investments between the tangible and intangible assets and liabilities acquired, which requires us to make subjective assessments regarding their estimated fair values.  We primarily use appraisals to support our estimates of the fair value of our real estate.  We also make subjective assessments regarding the useful lives of our investments in real estate for purposes of determining the amount of depreciation to record on an annual basis. Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and building improvements and 20 years for land improvements.

Impairment of real estate investments – We make subjective assessments in our review of our real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Management considers factors such as expected future operating income, estimated residual value, market trends such as the effects of leasing demand and competition and other factors in making this assessment.  In general, if the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying amount of our real estate investments is the largest component of our consolidated balance sheets. If events should occur that require us to reduce the carrying amount of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations and our financial condition.

Loan impairment – We periodically evaluate our mortgage loans receivable, including accrued interest, for collectibility by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of our allowance for loan losses. A loan is determined to be impaired when, in our judgment based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for losses are provided for impaired loans on an individual loan basis in the amount by which the carrying amount exceeds the estimated fair value of the underlying collateral less disposition costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various financial market risks, especially interest rate risk.  Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations.  One objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities.  As part of this strategy, we have used and may continue to use derivative contracts, such as interest rate swaps, to manage our interest rate risk  We do not enter into derivative contracts for speculative or trading purposes.

At June 30, 2005, our fixed-rate debt totaled $155.0 million as compared to $38.7 million at December 31, 2004.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt exceeded its carrying amount by approximately $0.5 million at June 30, 2005.  Our mortgage loans receivable are also fixed-rate instruments.  At June 30, 2005, our mortgage loans receivable (excluding equipment loans) totaled $40.2 million as compared to $40.4 million at December 31, 2004.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the carrying amount by approximately $2.5 million at June 30, 2005.  It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  For the six months ended June 30, 2005, the weighted average outstanding balance of our variable-rate debt, which was based on LIBOR, was $116.9 million.  Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 5.25%.  Had the weighted average interest rate been 100 basis points higher (lower) during the first half of 2005, the Company’s net income for the six months ended June 30, 2005 would have been reduced (increased) by approximately $0.6 million.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first six months of 2005 and assumes no other changes in our capital structure.

On October 4, 2004, we entered into a forward-starting interest rate swap with a notional amount of $235 million, and on March 31, 2005, we entered into an additional forward-starting interest rate swap agreement with a notional amount of $87 million.  These derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over 25 years on long-term debt expected to be issued in 2005.  The counterparty is a major financial institution that has a credit rating of at least “A-” from a nationally recognized rating agency.  As the hedging relationships are expected to be highly effective at achieving offsetting changes in cash flows, these interest rate swaps are accounted for as cash flow hedges.  The fair value of the interest rate swaps resulted in an unrealized loss of $22.7 million at June 30, 2005 and $3.6 million at December 31, 2004.  Hedge effectiveness is assessed using the hypothetical derivative method; no hedge ineffectiveness was recognized through the income statement for the three or six months ended June 30, 2005.  In July 2005, the anticipated long-term debt was issued, and the interest rate swaps were settled for a net cash payment of $13.7 million to the swap counterparty because long-term rates had decreased since the inception of the hedges.  The total change in fair value of the interest rate swaps from inception of the hedges is recorded in “Accumulated other comprehensive loss” and will be amortized to earnings as an increase to interest expense over a 25-year amortization period, which includes any future replacement or refinancing of the debt.  Because the anticipated interest payments are considered probable, the hedges continue to be effective.

Item 4.  Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Spirit Finance Corporation was held May 20, 2005.  The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the meeting:

1.     A proposal to elect 10 directors to the board of directors.

Director	For	Withheld Authority
Morton H. Fleischer	63,067,018	440,458
Christopher H. Volk	63,428,270	79,206
Linda J. Blessing	63,427,970	79,506
Willie R. Barnes	63,423,620	83,856
Dennis E. Mitchem	63,429,220	83,256
Paul F. Oreffice	63,424,320	83,156
James R. Parish	63,428,170	79,306
Kenneth B. Roath	63,428,420	79,056
Casey J. Sylla	63,428,320	79,156
Shelby Yastrow	63,424,270	83,206

2.               A proposal to amend the Company’s charter as required by the New York Stock Exchange, Inc.

FOR	63,476,996
AGAINST	19,680
ABSTAIN	10,800

3.               A proposal to amend and restate the Company’s 2003 Stock Option and Incentive Plan to reserve an additional 2,000,000 shares of common stock for issuance under the plan, to amend how fair market value of the Company’s common stock is determined under the plan and to amend the plan to comply with current legislation.

FOR	39,556,808
AGAINST	8,277,227
ABSTAIN	48,285

4.               A proposal to ratify the selection of Ernst & Young LLP as Spirit Finance’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

FOR	63,421,696
AGAINST	76,130
ABSTAIN	9,650

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2005 and incorporated herein by reference).

4.1

Master Indenture dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference).

4.2

Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference).

10.1

Spirit Finance Corporation Amended and Restated 2003 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2005 and incorporated herein by reference).

10.2

Property Management and Servicing Agreement dated as of July 26, 2005, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference).

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

SPIRIT FINANCE CORPORATION

Date: August 12, 2005	By:	/s/ Morton H. Fleischer
Morton H. Fleischer Chairman of the Board and Chief Executive Officer

	By:	/s/ Catherine Long
Catherine Long Chief Financial Officer, Senior Vice President and Treasurer