Form 10-Q
period 2005-09-30
SPIRIT FINANCE CORP
filed 2005-11-14
CIK 1277406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 31, 2005, 67,663,071 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$434,115	$257,233
Buildings and improvements	734,832	358,811
Total real estate investments	1,168,947	616,044
Less: Accumulated depreciation	(16,088)	(4,303)
	1,152,859	611,741
Mortgage and equipment loans receivable	59,155	40,855
Net investments	1,212,014	652,596
Cash and cash equivalents	47,906	113,225
Lease intangibles, net	20,123	10,742
Deferred costs and other assets, net	15,792	5,664
Total assets	$1,295,835	$782,227

Liabilities and stockholders’ equity
Liabilities:
Mortgages and notes payable	$637,412	$178,854
Secured credit facility	36,477	—
Dividends payable	12,858	7,110
Accounts payable, accrued expenses and other liabilities	8,835	8,560
Total liabilities	695,582	194,524
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 67,673,071 (September 30, 2005) and 63,506,819 (December 31, 2004) shares issued and outstanding	677	635
Capital in excess of par value	640,044	599,300
Accumulated distributions in excess of net income	(26,268)	(8,650)
Accumulated other comprehensive loss	(14,200)	(3,582)
Total stockholders’ equity	600,253	587,703
Total liabilities and stockholders’ equity	$1,295,835	$782,227

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rentals	$21,232	$6,346	$50,736	$9,066
Interest income on mortgage and equipment loans receivable	1,028	950	2,916	2,822
Other interest income	1,163	378	1,792	1,646
Total revenues	23,423	7,674	55,444	13,534

Expenses:
General and administrative	3,176	1,816	9,004	4,866
Depreciation and amortization	5,656	1,376	12,858	2,028
Interest	8,402	1,491	14,335	1,574
Total expenses	17,234	4,683	36,197	8,468

Income from continuing operations	6,189	2,991	19,247	5,066

Discontinued operations:
Income from discontinued operations	21	236	1,033	255
Net gains (losses) on sales of real estate	442	(6)	669	(6)
Total discontinued operations	463	230	1,702	249

Net income	$6,652	$3,221	$20,949	$5,315

Income per common share:
Basic:
Continuing operations	$0.09	$0.08	$0.29	$0.14
Discontinued operations	0.01	0.01	0.02	—
Net income	$0.10	$0.09	$0.31	$0.14

Diluted:
Continuing operations	$0.09	$0.08	$0.29	$0.14
Discontinued operations	0.01	0.01	0.02	—
Net income	$0.10	$0.09	$0.31	$0.14

Weighted average outstanding common shares:
Basic	67,310,586	37,252,612	67,216,680	36,661,371
Diluted	67,543,650	37,409,753	67,429,591	36,808,195

Cash dividends declared per common share	$0.19	$0.06	$0.57	$0.06

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$20,949	$5,315
Adjustments to net income:
Depreciation and amortization	13,289	2,102
Stock-based compensation	666	694
Amortization of deferred financing costs	1,782	195
Net (gains) losses on sales of real estate	(669)	6
Other noncash items	182	(75)
Changes in operating assets and liabilities:
Deferred costs and other assets	(1,398)	(1,237)
Accounts payable, accrued expenses and other liabilities	3,827	1,627
Net cash provided by operating activities	38,628	8,627

Cash flows from investing activities
Acquisitions of real estate investments	(567,282)	(226,198)
Investment in mortgage and equipment loans receivable	(18,645)	(450)
Proceeds from sales of real estate investments	54,148	743
Collections of principal on mortgage and equipment loans receivable	298	209
Net cash used by investing activities	(531,481)	(225,696)

Cash flows from financing activities
Borrowings under secured credit facilities	386,383	23,243
Repayments under secured credit facilities	(349,906)	—
Borrowings under mortgage notes payable	551,300	—
Repayments of mortgages and notes payable	(142,191)	(93)
Deferred financing costs paid	(10,396)	(2,537)
Payments made on interest rate swaps	(14,758)	—
Proceeds from initial public offering, net	40,067	—
Proceeds from private offering, net	—	55,700
Proceeds from exercise of stock options	50	—
Dividends paid on common stock	(32,819)	(2,244)
Transfers to restricted cash and escrow deposits	(196)	(1,215)
Net cash provided by financing activities	427,534	72,854

Net decrease in cash and cash equivalents	(65,319)	(144,215)

Cash and cash equivalents, beginning of period	113,225	199,089
Cash and cash equivalents, end of period	$47,906	$54,874

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005

(Unaudited)

(dollars in thousands, except per share data)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2004	63,506,819	$635	$599,300	$(8,650)	$(3,582)	$587,703
Net income				20,949		20,949
Net unrealized loss on cash flow hedges					(10,618)	(10,618)
Underwriters’ over-allotment on initial public offering, net	3,913,043	39	40,028			40,067
Dividends declared on common stock ($0.57 per share)				(38,567)		(38,567)
Exercise of stock options	5,000	—	50			50
Restricted stock grants, net	248,209	3				3
Stock-based compensation			666			666
Balances at September 30, 2005	67,673,071	$677	$640,044	$(26,268)	$(14,200)	$600,253

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

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and numerous wholly-owned special purpose entities. Substantial amounts of the Company’s consolidated assets and related debt are held in wholly-owned special purpose entities.  The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entities.  Assets totaling $1.2 billion at September 30, 2005 and $331.4 million at December 31, 2004 and liabilities totaling $640.3 million at September 30, 2005 and $178.1 million at December 31, 2004 were held by these special purpose entities and are included in the accompanying Consolidated Balance Sheets. All intercompany account balances and transactions have been eliminated in consolidation.

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

2. INVESTMENTS

As of September 30, 2005, Spirit Finance owned or financed 601 real estate properties, including 506 owned real estate properties with a gross acquisition cost of $1,190.1 million and 95 properties financed through mortgage loans receivable with a carrying amount of $55.8 million.  At September 30, 2005, the Company also held four equipment loans with an outstanding balance of $3.4 million secured by equipment used in the operation of certain real estate properties owned by the Company.  A majority of the Company’s real estate investments are pledged as collateral under debt obligations (see Note 4).  During the first nine months of 2005, the Company had the following property activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Real Estate Investments (a)
Balance, December 31, 2004	374	$667,927
Acquisitions	266	635,780
Sales (see Note 8)	(39)	(54,095)
Principal payments and premium amortization	—	(346)
Balance, September 30, 2005	601	$1,249,266

(a)          The dollar amount of real estate investments includes the gross cost of land, buildings and lease intangibles (see Note 3) related to properties owned and the carrying amount of the mortgage and equipment loans receivable.

As of September 30, 2005, the Company’s total real estate investments (including related lease intangibles) consisted of the following property types:

Property Type	Number of Properties Owned or Financed	Percentage of Dollar Amount of Total Real Estate Investments
Restaurants	406	32%
Movie theaters	19	13
Specialty retailer properties	31	11
Educational facilities	14	10
Recreational facilities	7	8
Automotive dealers, parts and service facilities	45	7
Supermarkets	13	4
Distribution facilities	44	4
Interstate travel plazas	4	3
Industrial properties	7	2
Call centers	1	2
Medical offices	1	2
Drugstores	9	2
Total	601	100%

The Company’s real estate investments are geographically dispersed throughout 39 states.  Only one state, Texas (19%), accounts for 10% or more of the total gross investment of Spirit Finance’s real estate portfolio at September 30, 2005.

The Company’s real estate properties are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at September 30, 2005 is approximately 14.3 years. The leases are generally triple-net, which provide that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and maintenance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

3. LEASE INTANGIBLES, NET

Intangible assets represent the value of in-place leases associated with properties that the Company acquired subject to existing leases.  The acquisitions made during the first nine months of 2005 included $11.2 million allocated to the value of related lease intangibles.  Total intangible assets are shown in the accompanying Consolidated Balance Sheets net of accumulated amortization of $1.0 million at September 30, 2005 and $286,000 at December 31, 2004.

4. DEBT

The Company’s debt outstanding as of September 30, 2005 and December 31, 2004 is summarized below (dollars in thousands):

	September 30, 2005	December 31, 2004
MORTGAGES AND NOTES PAYABLE:
Net-lease mortgage notes payable, Series 2005-1:
Class A-1 amortizing mortgage note, 5.05%, due 2020	$181,717	$—
Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	—
Secured fixed-rate mortgage notes payable:
8.44% Note, effective interest rate 6.62%, balloon due 2010	16,661	16,783
8.60% Note, effective interest rate 6.20%, balloon due 2010	6,884	6,971
9.02% Note, effective interest rate 6.19%, balloon due 2010	6,447	6,522
9.02% Note, effective interest rate 6.25%, balloon due 2010	2,789	2,821
6.50% Note, balloon due 2012	14,298	—
5.40% Notes, balloons due 2014	35,321	—
5.30% Note, balloon due 2015	39,122	—
5.62% Note, balloon due 2015	35,700	—
5.26% Note, balloon due 2015	30,210	—
5.40% Note, balloon due 2015	4,800	—
Secured variable-rate promissory notes, interest only, 1-month LIBOR + 3.0%, paid March 2005	—	140,135
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,275	2,330
	634,524	175,562
Unamortized debt premium	2,888	3,292
Total mortgages and notes payable	$637,412	$178,854

SECURED CREDIT FACILITY:
$200 million secured credit facility, 1-month LIBOR + 1.50%, matures September 2006	$36,477	$—

On July 26, 2005, a special purpose, bankruptcy-remote subsidiary of Spirit Finance issued $441.3 million aggregate principal amount of net-lease mortgage notes segregated in two classes as noted in the table above.  The payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under an insurance policy issued by Ambac Assurance Corporation.  The collateral pool securing the notes is comprised of 408 single tenant commercial real estate properties. The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate investments from time to time subject to certain conditions.  In addition, the note structure allows for the addition of collateral to the pool and the issuance of additional series of notes secured by the increased collateral pool of properties.

At September 30, 2005, the fixed-rate mortgages and notes payable were secured by underlying real estate with an aggregate investment value of $927.1 million.  In addition, at September 30, 2005,

assets with an aggregate investment value of $61.4 million were pledged as collateral for borrowings under the secured credit facility described below.

In September 2005, Sprit Finance established a $200 million revolving secured credit facility with Citigroup Global Markets Realty Corp.  The facility matures in September 2006, with the ability to extend the facility with the consent of the bank.  Borrowings under the facility require monthly payments of interest indexed to one-month LIBOR plus 1.50%. In addition, on November 7, 2005, the Company established a one-year $200 million revolving secured credit facility with Credit Suisse, New York Branch.  Borrowings under this facility will require monthly payments of interest indexed to one-month LIBOR plus 1.25% and a non-use fee may be incurred under certain circumstances. These short-term credit facilities are used to purchase real estate pending the issuance of long-term, fixed-rate financing. The Company’s $125 million secured credit facility with Citigroup Global Markets Realty Corporation and its $250 million secured facility with Bank of America Mortgage Capital Corp. expired in July 2005 and September 2005, respectively.

The Company’s mortgage notes payable contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral.  The Company is also subject to various financial and nonfinancial covenants under the secured credit facilities, including maintaining a minimum specified tangible net worth, a maximum total debt to tangible net worth ratio and a minimum liquidity requirement of $15 million.  As of September 30, 2005, Spirit Finance was in compliance with these covenants.

Unamortized financing costs related to establishing the Company’s debt, totaling $11.1 million at September 30, 2005 and $2.5 million at December 31, 2004, are included in the caption, “Deferred costs and other assets, net” and are amortized to interest expense over the initial term of the related debt.

5. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2005, Spirit Finance had one outstanding forward-starting interest rate swap agreement with a total notional amount of $50 million.  This derivative instrument was designated to hedge the variability of cash flows related to forecasted interest payments over 15 years on long-term debt expected to be issued in 2006.  As the hedging relationship is expected to be highly effective at achieving offsetting changes in future cash flows, this interest rate swap is accounted for as a cash flow hedge.

On October 6, 2005, the Company entered into a forward-starting interest rate swap agreement with a notional amount of $80 million to hedge the variability of cash flows related to forecasted interest payments over 15 years on additional long-term debt expected to be issued in 2006.  As the hedging relationship is expected to be highly effective at achieving offsetting changes in future cash flows, this interest rate swap will also be accounted for as a cash flow hedge.

Changes in the fair value of the derivatives are recorded in “Accumulated other comprehensive loss.” Hedge effectiveness is assessed using the hypothetical derivative method.  No hedge ineffectiveness was recognized during 2005 or 2004. The fair value of the interest rate swap in place at September 30, 2005 was an asset of approximately $558,000 and is included in “Deferred costs and other assets, net” on the Consolidated Balance Sheet.

In conjunction with the issuance of the net-lease mortgage notes in July 2005 (see Note 4), the Company settled two forward-starting interest rate swap agreements for a net cash payment of $13.7 million to the swap counterparty.  The total change in the fair value of the interest rate swaps from inception of the hedges, totaling $15.0 million, is being amortized to earnings as an increase to interest expense over a period of 25 years.  During the three and nine-month periods ended September 30, 2005, this amortization totaled $226,000.  The unamortized balance of the settled interest rate swaps at September 30, 2005 was $14.8 million.

6. STOCKHOLDERS’ EQUITY

On January 7, 2005, the Company issued 3,913,043 shares of common stock for proceeds of $40.1 million, net of underwriters’ discount and offering expenses, as a result of the exercise of the underwriters’ over-allotment option related to the Company’s December 2004 initial public offering.  During the first nine months of 2005, the Company granted 248,209 shares (net of forfeitures) of restricted stock to officers, directors and employees. Options to purchase 5,000 shares of common stock were exercised in June 2005.

7. STOCK-BASED COMPENSATION

Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation. Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant.  For pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of the options was estimated on the grant dates using the minimum-value method because the Company was not a public entity on the respective grant dates.  As required by APB Opinion No. 25, compensation expense related to restricted stock awards was recognized on a graded schedule over the respective vesting periods for time-based awards based on the fair value of the underlying common stock at the date of grant. For performance-based awards, compensation was recognized on a graded schedule over the respective performance periods based on the market value of the restricted stock at each reporting period and giving consideration to the probability of achieving the performance objectives.

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

For stock options granted in 2005, the estimated grant date fair value was calculated using the Black-Scholes-Merton formula.  In accordance with SFAS No. 123, this estimated fair value will be expensed over the stock option vesting period on a straight-line basis.  For restricted stock awards with time-based service conditions granted in 2005, compensation expense will be recognized over their vesting period on a straight-line basis based on the fair value of the underlying common stock on the date of grant.  For restricted stock awards with performance-related conditions granted in 2005, compensation expense will be recognized on a straight-line basis over the respective performance periods based on the fair value of the underlying common stock on the date of grant, giving consideration to the probability of achieving the performance objectives.  For both stock options and restricted stock awards granted in 2005, forfeitures were estimated on the grant date and will be reevaluated at each reporting period, with compensation cost recognized only for those awards expected to vest.

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

The adoption of SFAS No. 123 did not have a material impact on the Company’s financial position or results of operations.  Had Spirit Finance adopted the fair-value based method at the beginning of 2004, Spirit Finance’s net income and diluted and basic net income per common share for the three months and nine months ended September 30, 2004 would not have changed from the reported amounts.  Stock-based compensation expense for the three and nine months ended September 30, 2005 and 2004 is summarized in the table below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Restricted stock amortization	$225	$239	$662	$694
Stock option expense	1	—	4	—
Total stock-based compensation	$226	$239	$666	$694

Stock-based compensation is included in “General and administrative” expenses in the Consolidated Statements of Operations.

8. DISCONTINUED OPERATIONS

Periodically, Spirit Finance may sell real estate properties that do not meet its long-term strategic investment objectives.  Such properties are typically acquired in conjunction with the acquisition of a portfolio of real estate properties.  The Company considers these occasional sales of real estate properties to be a part of its long-term operating business strategy of acquiring and holding a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the Consolidated Statements of Operations.  As a result of this reporting requirement, each time a property is sold, previously reported “income from continuing operations” will be restated to reclassify the operations of such property into discontinued operations.  This presentation has no impact on net income or cash flow.

During the second half of 2004, Spirit Finance sold four properties.  During the first nine months of 2005, the Company sold 39 properties for $54.1 million in net sales proceeds, resulting in an aggregate net gain of $669,000.  The operations and net gain realized from these real estate dispositions have been reported as discontinued operations.  At December 31, 2004, the 39 properties sold during 2005 had balances of $53.0 million in gross real estate investments, $1.1 million in gross intangible assets and $0.9 million in related debt.

The following table sets forth the components of discontinued operations related to the 43 properties sold subsequent to January 1, 2004 (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Rental revenues	$90	$496	$1,770	$531

Expenses:
General and administrative	1	2	13	5
Depreciation and amortization	38	73	431	74
Interest	30	185	293	197
Total expenses	69	260	737	276

Income from discontinued operations	21	236	1,033	255
Net gains (losses) on sales of real estate	442	(6)	669	(6)
Total discontinued operations	$463	$230	$1,702	$249

9. INCOME PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of basic and diluted income per common share is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income available to common shareholders:
Continuing operations	$6,189	$2,991	$19,247	$5,066
Discontinued operations	463	230	1,702	249
Net income	$6,652	$3,221	$20,949	$5,315

Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share (a)	67,310,586	37,252,612	67,216,680	36,661,371
Effect of unvested restricted stock	96,762	157,141	75,039	146,824
Effect of stock options (b)	136,302	—	137,872	—
Weighted average outstanding common shares used in the calculation of diluted income per common share	67,543,650	37,409,753	67,429,591	36,808,195

Income per common share:
Basic:
Continuing operations	$0.09	$0.08	$0.29	$0.14
Discontinued operations	0.01	0.01	0.02	—
Net income	$0.10	$0.09	$0.31	$0.14

Diluted:
Continuing operations	$0.09	$0.08	$0.29	$0.14
Discontinued operations	0.01	0.01	0.02	—
Net income	$0.10	$0.09	$0.31	$0.14

(a)          The increase in the number of weighted average shares outstanding between 2004 and 2005 is primarily the result of the Company’s initial public offering of 30,000,000 shares of common stock.

(b)         Options to purchase 30,000 shares of common stock at September 30, 2005 were outstanding but were not included in the computation of diluted net income per common share for the three and nine months ended September 30, 2005 because the effect was not dilutive. Options to purchase 1,290,000 shares of common stock at September 30, 2004 were outstanding but were not included in the computation of diluted net income per common share for the three and nine months ended September 30, 2004 because the effect was not dilutive.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, adjusted for changes in unrealized gains or losses on derivative financial instruments or securities classified as available-for-sale.  The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income as reported	$6,652	$3,221	$20,949	$5,315
Change in net unrealized gains (losses) on cash flow hedges	9,540	—	(10,844)	—
Cash flow hedge losses reclassified to earnings	226	—	226	—
Reclassification of realized gain on available-for-sale securities	—	—	—	(1)
Comprehensive income	$16,418	$3,221	$10,331	$5,314

11. SUPPLEMENTAL CASH FLOW INFORMATION

In conjunction with the acquisition of certain real estate investments during the first nine months of 2005, Spirit Finance assumed existing mortgage notes payable of $49.9 million.  During the first nine months of 2004, the Company entered into seller financing of $130.6 million in mortgage notes payable and assumed existing mortgage notes payable (including debt premium) of $36.9 million on real estate investments acquired.

12. RELATED PARTY TRANSACTIONS

The Company’s Chairman of the Board is a member of the board of directors of the lessee of four interstate travel plazas owned by Spirit Finance.  Rental revenues totaled approximately $2.7 million for the nine months ended September 30, 2005 and 2004 under this lease.

13. COMMITMENTS AND CONTINGENCIES

Spirit Finance had contractual commitments totaling $12.3 million at September 30, 2005 for future improvements on properties the Company currently owns. These improvements include costs incurred on facilities during which the tenants’ businesses continue to operate without interruption and advances for the construction of new facilities for which operations have not yet commenced.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during the next six months, will result in increases in related contractual rent when placed into operation.

In August 2005, the Company amended its operating lease agreement to lease additional space at its current corporate office location.  The current monthly rent will increase $7,000 to approximately

$26,000 effective November 2005.  As of September 30, 2005, the minimum future rental payments required under the amended lease total $70,000 for the remainder of 2005, $312,000 in 2006, $325,000 in 2007, $340,000 in 2008, $353,000 in 2009 and $571,000 thereafter.

The Company may be subject to claims or litigation in the ordinary course of business.  At September 30, 2005, there were no outstanding claims against the Company that management believes would have a material adverse effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto as of September 30, 2005 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation (NYSE: SFC) is a self-managed and self-advised REIT formed as a Maryland corporation on August 14, 2003. We were formed to acquire single tenant, operationally essential real estate leased to retail, distribution and service-oriented companies on a long-term basis. Operationally essential real estate includes land and buildings vital to the generation of our customers’ sales and profits. In addition, we may selectively originate or acquire long-term mortgage loans or equipment loans that are integral to our strategy of providing a complete financing solution to our customers. We may also make a limited amount of unsecured corporate loans to our customers. Our objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as restaurants, interstate travel plazas, movie theaters, automotive parts stores and services facilities, drugstores, educational facilities, specialty retailers and other similar businesses.

Since we began purchasing real estate assets in December 2003, we have completed over $1.3 billion in sale/leaseback transactions and mortgage and equipment loans.  As of September 30, 2005, 95% of our $1.2 billion portfolio represented real estate we own (including the gross cost of land, buildings and related lease intangibles) and 5% represented mortgage and equipment loans receivable.  Our portfolio of 601 owned or financed single tenant properties is geographically diversified across 39 states.  Only one state, Texas (19%), accounts for 10% or more of the total dollar value of our real estate and mortgage loan portfolio.  Our properties are leased or financed to 94 customers operating in various industries.  Our three largest property types at September 30, 2005 as a percentage of gross real estate investments were restaurants (32%), movie theaters (13%) and specialty retailer properties (11%). Our top 10 customers as a percentage of our total portfolio as of September 30, 2005 were: Carmike Cinemas, Inc. (NASDAQ: CKEC); CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP; CBH2O, LP, the operator of Camelback Ski and Water Park; University of Phoenix (NASDAQ: APOL); Gander Mountain Company (NASDAQ: GMTN); AMC Entertainment, Inc.; Flying J Inc.; and Hughes Supply, Inc. (NYSE: HUG). Together, our top 10 customers accounted for 39% of our total portfolio of investments at September 30, 2005, with no individual credit exposure greater than 6.5% of the total portfolio.  In comparison, the top 10 customers as of December 31, 2004 accounted for 55% of our total investment portfolio, with the largest credit exposure also at 6.5% of the total portfolio. As of September 30, 2005, all of our properties were occupied, and the monthly lease and loan payments were current.

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

Liquidity and Capital Resources

Our real estate investments are initially acquired using a combination of cash and borrowings under our secured credit facilities.  During the first nine months of 2005, we acquired or financed 266 single tenant commercial real estate properties through various transactions totaling $635.8 million, of which $275.7 million were acquired during the third quarter of 2005.  In conjunction with the acquisition of 32 of these real estate properties, we assumed existing mortgage notes payable or obtained new long-term financing totaling $159.9 million.  We also used proceeds from the sales of real estate investments, totaling $54.1 million, to acquire new properties.  At September 30, 2005, we had contractual commitments totaling $12.3 million for future improvements on properties we currently own.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during the next six months, will result in increases in related contractual rent.  In addition, as of October 31, 2005, we had identified for review potential investment opportunities of more than $1.5 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations.  Investments under review are generally subject to significant change and the timing of closing any such transactions may vary significantly from quarter to quarter.  After further due diligence, we may decide not to pursue any or all of these transactions and there is no assurance that we will ultimately complete any of the real estate acquisitions.

In order to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt or equity funding beyond our currently committed external sources of liquidity.  Our initial public offering of 26.1 million shares of our common stock at a price of $11 per share in December 2004 represented such an equity issuance.  The underwriters exercised their over-allotment option and we issued an additional 3.9 million shares of common stock on January 7, 2005 for $40.1 million, net of underwriters’ discount and offering costs.

At December 31, 2004, our debt included variable-rate mortgage notes payable totaling $140.1 million and fixed-rate debt with a carrying amount of $38.7 million.  During the first quarter of 2005, we repaid the $140.1 million variable-rate mortgage notes payable using cash and borrowings under then existing secured credit facilities.  Also, in 2004, we established a $250 million secured credit facility with Bank of America Mortgage Capital Corporation, and, in March 2005, we added a $125 million secured credit facility with Citigroup Global Markets Realty Corp. During the quarter ended September 30, 2005, both of these facilities expired and outstanding balances were repaid in full.

In September 2005, we established a $200 million revolving secured credit facility with Citigroup Global Markets Realty Corp.  The facility matures in September 2006. Borrowings under the facility require monthly payments of interest indexed to one-month LIBOR plus 1.50%. At September 30, 2005, the one-month LIBOR rate was approximately 3.86%. In November 2005, we established a one-year $200 million revolving secured credit facility with Credit Suisse, New York Branch, bringing our total credit line capacity to $400 million.  Borrowings under this facility require monthly payment of interest indexed to one-month LIBOR plus 1.25% and a non-use fee may be incurred under certain circumstances.  The facilities are structured as master loan repurchase arrangements, and our borrowings under the facilities are secured by mortgages on specific properties we own or acquire. In November 2005, we also received a commitment from Citigroup Global Markets Realty Corp. to provide an additional $100 million secured credit facility.  We expect to finalize this facility in the fourth quarter of 2005. These short-term credit facilities are used to purchase real estate pending the issuance of long-term, fixed-rate financing.

On July 26, 2005, our special purpose, bankruptcy-remote subsidiary, Spirit Master Funding, LLC, issued $441.3 million aggregate principal amount of net-lease mortgage notes rated Aaa/AAA by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively.  The private placement consisted of $183 million of Class A-1 fully amortizing notes bearing interest at an annual rate of 5.05% due in 2020 and $258.3 million of Class A-2 interest-only notes bearing interest at an annual rate of 5.37% due in 2020.  The timely payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under an insurance policy issued by Ambac Assurance Corporation.  The collateral pool securing the notes is comprised of 408 single tenant commercial real estate properties.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate collateral from time to time subject to certain conditions. In addition, the note structure allows for the addition of collateral to the pool and the issuance of additional series of notes secured by the increased collateral pool of properties.  We used the net proceeds from the sale of the notes to repay balances outstanding under then-existing secured credit facilities totaling $248.4 million.  The remaining proceeds were used to provide funds for real estate acquisitions.

During the first nine months of 2005, we assumed existing mortgage notes payable or obtained new long-term financing totaling $159.9 million in conjunction with certain real estate acquisitions. At September 30, 2005, our balance outstanding under the secured credit facility was

$36.5 million and the total carrying amount of our fixed-rate debt was $637.4 million. Assets with an aggregate investment value of $61.4 million and $927.1 million were pledged as collateral for borrowings under the secured facility and fixed-rate debt, respectively.

We are subject to various customary operating and financial covenants under the mortgage notes payable and the secured credit facilities. The mortgage notes payable and secured credit facilities include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facilities also include, among other requirements, a minimum liquidity requirement of $15 million.  As of September 30, 2005, we were in compliance with our debt covenants and requirements.

Over the long term, we expect lease rates to rise commensurate with increases in long-term interest rates. In the near-term, we may experience a period where long-term interest rates on future borrowings rise more quickly than lease rates, which may reduce our cash flow. Therefore, in order to limit the effects of changes in interest rates on our operations, we match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities. At September 30, 2005, nearly 75% of our investment portfolio is match-funded with long-term debt.

As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements.  In conjunction with the issuance of the net-lease mortgage notes, two forward-starting interest rate swap agreements were settled for a net cash payment to the swap counterparty of $13.7 million, because long-term rates had decreased since the inception of the hedges.  Accordingly, the total $15.0 million change in the fair value of the interest rate swaps from inception of the hedges is being amortized to earnings as an increase to interest expense over a 25-year period such that the effective adjusted interest rate approximates the long-term rates in effect when the hedges were placed.

We generate our revenue and cash flow by leasing our real estate properties to our customers and from interest income on our portfolio of mortgage and equipment loans receivable. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on future changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee’s gross sales.  At September 30, 2005, our weighted average remaining initial lease term was approximately 14.3 years, and our leases generally provide for one or more renewal options.  Less than 5% of our current lease portfolio will expire prior to 2013.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance.  Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital expenditures on our properties. In addition, as our leases are generally triple-net, we have not incurred any significant increases in operating costs due to recent increases in oil prices or incurred any significant capital expenditures related to properties in the areas impacted by recent hurricanes.

Our operating costs include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating costs.  Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $38.6 million for the nine months ended September 30, 2005 as compared to $8.6 million for the same period in 2004.

We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level federal income tax and excise tax on our earnings.  During the initial years of our operations, the distributions we pay may include a return of capital.  Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments. During the nine months ended September 30, 2005, we declared dividends of $0.57 per share or $38.6 million, including $0.19 per share or $12.9 million declared in September and paid on October 25, 2005. Dividends paid (including those dividends declared in 2004 and paid in 2005) totaled $32.8 million during the nine months ended September 30, 2005.

In the short-term, we believe that cash provided by operating activities and liquidity available on our secured credit facilities will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio.  On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio, defined as the ratio of our total debt to total assets, not to exceed 65%. At September 30, 2005, our leverage ratio was 52%. We intend to pursue additional debt and equity financing through various sources in the form of publicly or privately placed transactions.

Results of Operations

Net income

Net income for the three months ended September 30, 2005 was $6.7 million, or $0.10 per diluted share, based on 67.5 million weighted average shares of common stock outstanding.  Net income for the three months ended September 30, 2004 was $3.2 million or $0.09 per diluted share, based on 37.4 million weighted average shares of common stock outstanding.

Net income for the nine months ended September 30, 2005 was $20.9 million, or $0.31 per diluted share, based on 67.4 million weighted average shares of common stock outstanding.  Net income for the nine months ended September 30, 2004 was $5.3 million or $0.14 per diluted share, based on 36.8 million weighted average shares of common stock outstanding.

The increase in the number of weighted average shares outstanding between 2005 and 2004 is primarily the result of our December 2004 initial public offering of 30.0 million common shares.

We commenced operations on August 14, 2003 and, particularly during the past 15 months, have realized significant growth in revenues and net income per share due to the substantial growth in our real estate investment portfolio.

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2005 was $6.2 million, or $0.09 per diluted share.  Income from continuing operations for the three months ended September 30, 2004 was $3.0 million, or $0.08 per diluted share.

Income from continuing operations for the nine months ended September 30, 2005 was $19.2 million, or $0.29 per diluted share.  Income from continuing operations for the nine months ended September 30, 2004 was $5.1 million, or $0.14 per diluted share.

Discontinued operations

Periodically, we may sell real estate properties that do not meet our long-term strategic investment objectives.  Such properties are typically acquired in conjunction with the acquisition of a portfolio of real estate properties.  We consider these occasional sales of real estate properties to be an integral part of our long-term operating business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties.  Each time properties are sold, current accounting principles require that gains and losses from any such dispositions and all operations from the properties previously reported as part of “income from continuing operations” be reclassified to “discontinued operations.”  This reclassification and presentation has no impact on net income or cash flows.

We sold four properties during 2004 and 39 properties during the first nine months of 2005, including 16 properties in the third quarter.  For the three and nine months ended September 30, 2005, income from discontinued operations totaled $0.5 million and $1.7 million, respectively, including net gains on sales of real estate of $0.4 million and $0.7 million, respectively, or $0.01 and $0.02 per diluted share, respectively.  Income from discontinued operations totaled $0.2 million for the three and nine months ended September 30, 2004, or $0.01 and zero per diluted share, respectively, including a net loss on sales of real estate of $6,000.

Revenues and expenses, including those classified as discontinued operations, for the three and nine months ended September 30, 2005 and 2004 are presented in the table below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$23,513	$8,170	$57,214	$14,065
General and administrative expenses	3,177	1,818	9,017	4,871
Depreciation and amortization	5,694	1,449	13,289	2,102
Interest	8,432	1,676	14,628	1,771

The following discussion for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, includes the results of discontinued operations.

Revenues

Total revenues increased to $23.5 million for the third quarter of 2005 from $8.2 million for the third quarter of 2004.  Total revenues for the first nine months of 2005 increased to $57.2 million from $14.1 million for the same period in 2004.  The increase in revenues for the three and nine months ended September 30, 2005 is the result of the growth in our real estate portfolio primarily due to property acquisitions made over the past year.  Because the acquisitions of properties tend to occur later in a quarter, the full earnings impact of acquisitions made in the third quarter of 2005 will not begin to be realized until the fourth quarter.

Over 90% of the total revenues generated in the third quarter and first nine months of 2005 were rental revenues from real estate properties we own and lease to our customers. Our long-term leases generally provide for payments of base rents with scheduled increases, increases based on future changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee’s gross sales. For leases with scheduled rent increases, rental revenue is recognized on a straight-line basis, net of a valuation allowance, to produce a constant periodic rent over the term of the leases.  Rental revenue and the related weighted average real estate investments are presented in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental revenues, excluding the adjustment for straight-line rent	$21,023	$6,840	$51,697	$9,449
Straight-line rent, net	299	2	809	148
Total rental revenues	$21,322	$6,842	$52,506	$9,597

Weighted average real estate investments	$982,129	$300,133	$796,701	$138,383

The weighted average yield on our real estate acquisitions was lower during 2005 than in 2004, reflecting market lease rate compression and increased investments in properties leased to companies having higher credit profiles.  Investments in properties leased to companies with higher credit profiles were designed to meet our total rate of return requirements because we were able to obtain efficient long-term borrowings at rates ranging from 5.26% to 5.62%.

Interest income on mortgage and equipment loans receivable totaled $1.0 million for the third quarter of 2005 as compared to $0.9 million for the third quarter of 2004.  For the first nine months of 2005 and 2004, interest income on mortgage and equipment loans receivable totaled $2.9 million and $2.8 million, respectively.  Approximately 95% of the interest income is generated by mortgage loans to two borrowers.

Other interest income represents income generated on temporary investment securities pending investment in real estate. Other interest income totaled $1.2 million for the third quarter of 2005 compared to $0.4 million for the third quarter of 2004. The increase in interest income in the third quarter 2005 is the result of interest earned on the temporary investment of proceeds from the issuance of the net-lease mortgage notes prior to investment in real estate properties later in the quarter. For the first nine months of 2005 and 2004, other interest income totaled $1.8 million and $1.6 million, respectively.

For the nine months ended September 30, 2005, no single lessee represented more than 5.8% of total revenues.  At September 30, 2005, no single group of related tenants or borrowers represented greater than 6.5% of the total dollar amount of the investment portfolio.

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs and office and other expenses.  Included in employee-related expenses was noncash stock-based compensation of $0.2 million for the three months ended September 30, 2005 and 2004 and $0.7 million for the nine months ended September 30, 2005 and 2004.  Employee-related expenses increased as a result of the increase in our number of employees from 23 at September 30, 2004 to 36 at September 30, 2005. The increased number of properties in our portfolio has resulted in increased portfolio servicing costs and higher insurance costs and franchise taxes.

Depreciation and amortization expense relates primarily to real estate properties and related lease intangibles.  Increases over prior periods are primarily the result of the increased real estate investment portfolio.

Interest expense, including $1.1 million associated with the amortization of deferred financing costs, debt insurer premiums and the amortization of interest rate swap settlement costs, totaled $8.4 million for the three months ended September 30, 2005 on weighted average outstanding debt of approximately $545.4 million.  For the nine months ended September 30, 2005, interest expense totaled $14.6 million, including $2.4 million associated with the amortization of related deferred financing costs, debt insurer premiums and the amortization of interest rate swap settlement costs, on weighted average outstanding debt of approximately $299.7 million. The increase in LIBOR rates over the past year has contributed to the increase in interest expense on our short-term variable rate debt. Interest expense totaled $1.7 million and $1.8 million for the three and nine months ended September 30, 2004, respectively, on weighted average outstanding debt of approximately $115.0 million and $113.0 million, respectively.

Due to the continued ramp up in operations and real estate investment activity during 2004 and 2005, our general and administrative expenses are expected to continue to increase during the fourth quarter, although at a slower pace than acquisition growth.  Depreciation and amortization expense is expected to increase in future periods with future real estate acquisition activity.  Interest expense is expected to increase in future periods as we continue to make investments in real estate that are funded with debt financing.

Reconciliation of Non-GAAP Financial Measures

We use certain measures of historical or future financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).  One such non-GAAP financial measure is funds from operations (“FFO”). We use FFO as a measure of our performance as a REIT because we believe this measure provides investors with an understanding of our operating performance, cash flows and profitability.

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

Funds from operations totaled $11.9 million for the third quarter of 2005, including $0.3 million representing the adjustment between scheduled rents and rental revenue recognized on a straight-line basis, and $4.7 million for the third quarter of 2004.  FFO totaled $33.5 million for the nine months ended September 30, 2005 (including $0.8 million of straight-line rent) and $7.4 million for the nine months ended September 30, 2004 (including $0.1 million of straight-line rent).

A reconciliation of net income calculated in accordance with GAAP to FFO for the three and nine months ended September 30, 2005 and 2004 is presented in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$6,652	$3,221	$20,949	$5,315
Portfolio depreciation and amortization expense:
Continuing operations	5,623	1,356	12,764	1,993
Discontinued operations	38	73	431	74
Net (gains) losses on sales of real estate	(442)	6	(669)	6
FFO	$11,871	$4,656	$33,475	$7,388

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

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar terminology.

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

•                  the degree and nature of our competition; and

•                  other factors referenced in our annual report on Form 10-K, including those set forth under the captions “Factors Affecting Our Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

At September 30, 2005, our fixed-rate debt totaled $637.4 million as compared to $38.7 million at December 31, 2004.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt was approximately $7.1 million below its carrying amount at September 30, 2005.  Our mortgage loans receivable are also fixed-rate instruments.  At September 30, 2005, our mortgage loans receivable (excluding equipment loans) totaled $55.8 million as compared to $40.4 million at December 31, 2004.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the carrying amount by approximately $1.1 million at September 30, 2005.  It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  For the nine months ended September 30, 2005, the weighted average outstanding balance of our variable-rate debt, which was based on one-month LIBOR, was $99.6 million.  Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 5.2%. During the first nine months of 2005, one-month LIBOR has increased approximately 150 basis points. Had the weighted average interest rate been 100 basis points higher (lower) during the first nine months of 2005, our net income for the nine months ended September 30, 2005 would have been reduced (increased) by approximately $0.8 million.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first nine months of 2005 and assumes no other changes in our capital structure.

On October 4, 2004, we entered into a forward-starting interest rate swap with a notional amount of $235 million, and on March 31, 2005, we entered into an additional forward-starting interest rate swap agreement with a notional amount of $87 million.  In July 2005, the anticipated long-term debt was issued, and the interest rate swaps were settled for a net cash payment of $13.7 million to the swap counterparty because long-term rates had decreased since the inception of the hedges.  The total change in fair value of the interest rate swaps from inception of the hedges of $15.0 million is recorded in “Accumulated other comprehensive loss” and will be amortized to earnings as an increase to interest expense over a 25-year amortization period. The unamortized balance of the settled interest rate swaps at September 30, 2005 was $14.8 million. Because the anticipated interest payments are considered probable, the hedges continue to be effective.

On August 26, 2005, we entered into a forward-starting interest rate swap with a notional amount of $50 million.  On October 6, 2005, we entered into an additional forward-starting interest rate swap with a notional amount of $80 million. Both of these derivative instruments are designated to hedge the variability of cash flows related to forecasted interest payments over 15 years on long-term debt expected to be issued in 2006.  The counterparty for each swap is a major financial institution that has a credit rating of at least “A-” from a nationally recognized rating agency.  As the hedging relationships are expected to be highly effective at achieving offsetting changes in cash flows, these interest rate swaps are accounted for as cash flow hedges. The fair value of the interest rate swaps resulted in an unrealized gain of $0.6 million at September 30, 2005.  Hedge effectiveness is assessed using the hypothetical derivative method; no hedge ineffectiveness was recognized through the income statement for the three or nine months ended September 30, 2005.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

4.1	Master Indenture dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(1)

4.2	Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(1)

10.1	Property Management and Servicing Agreement dated as of July 26, 2005, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc.(1)

10.2	Master Repurchase Agreement between Spirit Finance Corporation and Citigroup Global Markets Realty Corp. dated as of September 13, 2005.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2005, filed August 1, 2005.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 13, 2005, filed September 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT FINANCE CORPORATION

Date: November 14, 2005	By:	/s/ Christopher H. Volk
Christopher H. Volk Chief Executive Officer and President

	By:	/s/ Catherine Long
Catherine Long Chief Financial Officer, Senior Vice President and Treasurer

Exhibit Index

Exhibit No.	Description

4.1	Master Indenture dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(1)

4.2	Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(1)

10.1	Property Management and Servicing Agreement dated as of July 26, 2005, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc.(1)

10.2	Master Repurchase Agreement between Spirit Finance Corporation and Citigroup Global Markets Realty Corp. dated as of September 13, 2005.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2005, filed August 1, 2005.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 13, 2005, filed September 19, 2005.