Form 10-K
period 2005-12-31
SPIRIT FINANCE CORP
filed 2006-03-10
CIK 1277406

Use these links to rapidly review the document
Spirit Finance Corporation Consolidated Financial Statements December 31, 2005 and 2004

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 30, 2005 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $759.1 million based on the closing sale price as reported on the New York Stock Exchange on that date.

        The number of shares outstanding of the Registrant's common stock, as of February 22, 2006, was 81,865,639.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference to the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 19, 2006, to be filed pursuant to Regulation 14A.

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

Automotive dealers	Industrial properties
Automotive parts and service facilities	Interstate travel plazas or truck stops
Beverage distributors	Medical offices
Bookstores	Movie theaters
Call centers	Office supplies retailers
Computer and software stores	Photocopy or printing stores
Convenience stores or car washes	Industrial properties
Department stores	Rental centers
Discount retailers	Recreational facilities
Distribution facilities	Restaurants
Drugstores	Retail petroleum or convenience stores
Educational facilities	Specialty retailer properties
Electronics retailers	Supermarkets
Furniture stores	Theme parks
Hardware or home improvement stores	Warehouses or wholesale clubs
Health clubs or gyms

        In addition to providing leasing alternatives, we may also selectively originate or acquire long-term commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers. We may also, to a limited extent, acquire properties that could be classified as multi-tenant office space or which could be converted to multi-tenant use where we believe the property to be integral to our customers' businesses. We may also make a limited amount of unsecured corporate loans or provide construction or equipment financing to customers.

Formation

        We were formed in August 2003 by Morton H. Fleischer, our Chairman of the Board, and Christopher H. Volk, our President and Chief Executive Officer. During 2003, we focused on start-up and organization activities and, in December 2003, we raised $333.2 million in a private offering of our common stock.

        During 2004, we put in place a secured revolving credit facility as an additional source of capital to fund real estate acquisitions. We also formed several special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under this credit facility. Using proceeds from our December 2003 equity offering and our borrowing capacity under our credit facility, we built our foundation of diversified real estate investments, expanded our operations and developed strategic outsourcing arrangements to support our expected growth in 2005. By the end of 2004, we had acquired over $650 million in real estate properties and mortgage loans receivable. In December 2004, we completed our initial public offering of common stock, receiving proceeds of $305.2 million, and we listed our common stock on the New York Stock Exchange ("NYSE") under the ticker symbol "SFC."

Business Developments

        Since the beginning of 2005, we capitalized on our momentum created in 2004 and accomplished the following:

  •
  We expanded our real estate investment portfolio by $877 million, a gross increase of 47% over our prior year investment activity. At December 31, 2005, our investment portfolio was $1.5 billion with a weighted average remaining noncancelable lease term of approximately 14 years and minimal lease expirations in the next five years.

  •
  We maintained our property portfolio at full occupancy and our customers are current on their monthly lease and loan payments to us.

  •
  We built a pipeline of targeted potential investment opportunities that now exceeds $2 billion that will be the basis for our strategic initiatives in 2006.

  •
  We issued $441.3 million aggregate principal amount of Net-Lease Mortgage Notes—the first in a series of notes we can issue under a master trust program. Under this program, we match-funded our cash flows for fifteen years on a large pool of our real estate assets. We are able to add collateral to the pool in the future and issue new notes secured by an increasing collateral pool of properties.

  •
  We obtained $500 million in short-term, variable-rate secured credit facilities. We also added $190 million in long-term, fixed-rate secured debt financing which, at December 31, 2005, had a weighted average stated interest rate of 5.54%.

  •
  At December 31, 2005, we had match-funded 66% of our long-term, fixed-rate investment portfolio with long-term fixed-rate debt and had hedged an additional $230 million of long-term debt expected to be issued in 2006.

  •
  We generated net income of $28 million and declared dividends of $0.78 per common share.

  •
  In February 2006, we completed a public offering of 13.8 million shares of common stock which raised aggregate proceeds of $154.2 million, after deducting the underwriters' discounts but before offering expenses. Including this common stock offering, our gross equity proceeds raised since inception totals $852 million.

        Our current liquidity position and borrowing capacity from our credit facilities provide us with a solid foundation to continue our growth in 2006.

Real Estate Investment Portfolio

        As of December 31, 2005, our total investment portfolio of real estate assets and mortgage and equipment loans totaled $1.5 billion and represented 684 properties geographically diversified in 40 states. Only one state, Texas (17%), accounted for 10% or more of the total dollar value of our portfolio. Of our total investment portfolio at December 31, 2005, approximately $1.4 billion, or 96%, represented the gross cost of real estate and related lease intangibles we own; and $59.0 million, or 4%, represented first priority mortgage loans secured by single tenant, operationally essential real estate and equipment loans. Our properties are leased or financed to 106 customers operating in various industries. Our three largest property types at the end of 2005 were restaurants (30%), movie theaters (13%) and educational facilities (10%). In addition, we had real estate investments in various other industries, including specialty retailer properties, recreational facilities, automotive dealers, parts and service facilities, supermarkets, convenience stores/car washes, distribution facilities and industrial properties.

        Our customers are generally established companies. Our ten largest customers as a percentage of our total portfolio at December 31, 2005 were Carmike Cinemas, Inc. (NASDAQ: CKEC); Dickinson Theaters, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; PamCo, Inc., a petroleum distribution, convenience store and car wash operator; CBH20, LP, the operator of Camelback Ski and Camelbeach Water Park; University of Phoenix (NASDAQ: APOL); Gander Mountain Company (NASDAQ: GMTN); and AMC Entertainment, Inc. These customers accounted for 36% of our total investment portfolio at December 31, 2005, with no individual credit exposure greater than 5.7% of our total investment portfolio.

        Our real estate properties are leased to customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2005 was approximately 14 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance; therefore, we are generally not responsible for repairs and are not required to make other significant capital expenditures on the properties.

Business and Investment Strategy

        General.    Our business strategy is to build value for our stockholders through growth in our real estate investment portfolio. We seek to enhance our performance and financial position by controlling expenses through economies of scale and by outsourcing selective company operations through strategic business relationships located in the United States to improve our efficiency. Our investment strategy is designed to take advantage of current market conditions and adjust to changes in market conditions over time by providing our customers with specifically tailored real estate financing solutions such as sale-leaseback transactions, mortgage loans, unsecured corporate loans and construction and equipment financing. We continue to diversify our portfolio as we acquire additional properties.

        We generally seek to acquire and hold fee simple title to the land, buildings and other assets comprising the real estate. We seek to selectively invest in real estate with strong unit-level economics, meaning profitable retail, distribution or service operations with the least likelihood of default, while increasing rental revenues through scheduled rent escalations or escalations based on increases in the Consumer Price Index. We do not believe our business is seasonal; however, we expect the timing of our acquisitions to vary from quarter to quarter.

        We intend to provide long-term, triple-net leases or loans that offer favorable and attractive terms to us and our customers. We make real estate acquisitions in an effort to achieve our targeted equity returns. If our cost of capital increases due to rising interest rates, we plan to increase tenant lease rates or increase tenant lease escalations on new leases in order to achieve our targeted equity returns. In addition to responding to varying interest rate environments in the origination of new real estate investments, we employ customary derivative strategies designed to hedge the long-term financing costs on our portfolio.

        Transaction Sourcing.    Currently, a majority of our real estate investment transactions are sourced through the efforts of our internal acquisitions staff. Transactions are also sourced from time to time through brokers and referrals from other industry participants. We continually evaluate new methods to source transactions in order to remain competitive. Some of the methods we have considered and may pursue include the following:

          Private Equity Funds/Institutional Investors:    In the future, we may partner with private equity funds or other large institutional investors to allow us to acquire the real estate of targeted operating companies. These types of investors continually seek out target companies that are operating companies which can be restructured, recapitalized and sold for a profit. Some of these target companies may own substantial amounts of real estate. Because the ownership of real estate by an operating company is often not an efficient use of capital, these companies are often undervalued. By purchasing these undervalued companies and then selling the real estate to us in sale-leaseback transactions, these investors can increase the capital efficiency of the target company which can increase the overall value of the company in its restructuring, refinancing and sale.

          Spin-Off and Merger Transactions:    We may attempt to acquire the real estate of operating companies through a spin-off and merger transaction. In this type of transaction, we would cause the operating company to form a subsidiary corporation to which it would transfer all of its core business operations except for its real estate assets. The company would then distribute the common stock of the newly created corporation to its shareholders in a spin-off transaction. We would then acquire the ownership of the remaining company holding the real estate in exchange for shares of our common stock and then lease the real estate of the acquired company to the newly-created corporation. We believe this transaction is attractive to the shareholders of the target corporation because it allows for a non-taxable disposition of the corporation's real estate assets and, following the transaction, the target corporation's shareholders will own shares of the operating business entity and shares of our common stock that represent the value of the real estate we acquired.

          Joint Ventures:    We may enter into joint ventures with other investors that have investment objectives similar to ours. These investors may include pension funds, insurance companies, other REITs or other institutions that invest in real estate. Our objective in these joint ventures would be to diversify our investment risk and obtain an additional source of capital to fund larger transactions.

          UPREIT Transactions:    We may decide to form an operating partnership, or UPREIT, in the future. If we form an UPREIT, we would transfer substantially all of our assets to the newly-formed operating partnership in exchange for UPREIT units. After formation of the UPREIT, some of our property acquisitions may be made by issuing additional UPREIT units in exchange for property owned by third parties. These UPREIT units would be convertible into shares of our common stock at specified ratios set from time to time when the UPREIT units are issued. We believe the formation of an UPREIT could enhance our ability to compete in the market for the acquisition of operationally essential real estate by offering our customers an additional option for the financing of their real estate on a tax-deferred basis. In addition, acquiring real estate in exchange for the issuance of UPREIT units would reduce the amount of cash we need to make property acquisitions.

          DOWNREIT Transactions:    We may decide to form a transaction-specific partnership known as a DOWNREIT. In a DOWNREIT transaction, the real estate assets of a single third-party owner would be transferred to a newly created partnership on terms to be specifically negotiated between us and the owner. Similar to the UPREIT structure, the owner would receive DOWNREIT units which would be convertible into shares of our common stock at a specified ratio determined at the time the DOWNREIT units are issued. The benefits of a DOWNREIT are essentially similar to that of the UPREIT discussed above, except that the performance of the current owner's DOWNREIT unit is tied directly to the real estate the owner sells, not a diversified pool of properties. In addition, until the DOWNREIT unit holder converts the units into shares of our common stock, a substantial majority of the income generated from the properties owned by the DOWNREIT would be paid as distributions on the DOWNREIT units, not to us.

          Select Portfolio Property Resale Transactions.    On a limited and selective basis, we may acquire and re-sell properties that we purchase in connection with the acquisition of a portfolio of properties. If properties are being sold on an "all or none" basis, we may purchase some properties that do not precisely meet our desired investment criteria in order to acquire a larger portfolio of properties we wish to hold. If we engage in this activity, we intend to conduct it as permitted under the REIT provisions of the Internal Revenue Code. We do not currently believe sales of properties will constitute a major part of our business.

          Additional Income Opportunities.    We may pursue activities that will generate additional income for us. These activities might include property development, property management and the acquisition of properties for the purpose of re-sale for a profit. We anticipate that the activities generating this income will be conducted through one or more taxable REIT subsidiaries. We currently have one taxable REIT subsidiary, Spirit Management Company.

        Financing.    In order to finance the acquisition of our properties, we primarily use equity proceeds from investors and secured financing through banks and financial institutions. In the future, we may access various sources of capital, including banks, financial institutions and institutional investors through lines of credit, bridge loans, structured financings and other arrangements. As of December 31, 2005, we had a maximum aggregate borrowing capacity of $500 million on two separate revolving secured credit facilities with Citigroup Global Markets Realty Corp. and Credit Suisse with aggregate outstanding borrowings on those facilities of $230 million. Each facility is structured as a master loan repurchase arrangement and our borrowings under the facilities are secured by mortgages on specific properties we own and pledge as collateral under the facilities. Under one facility, $100 million of borrowings are secured by our equity ownership interest in one of our wholly-owned, special purpose subsidiaries. Each facility has a term of approximately one year and has no prepayment penalties.

        In July 2005, one of our special purpose subsidiaries issued $441.3 million of Net-Lease Mortgage Notes, Series 2005-1. The notes consist of two classes. The Class A-1 notes had an initial aggregate principal balance of $183.0 million, amortize monthly and accrue interest at an annual rate of 5.05%. The Class A-2 notes have an aggregate principal balance of $258.3 million, have monthly payments of interest only and accrue interest at an annual rate of 5.37%. The net-lease mortgage notes are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $641.2 million at December 31, 2005. We expect that our ability to add properties to the collateral pool and issue additional series of notes will continue to diversify the collateral pool and lead to increasingly efficient borrowings in the future. The indenture governing the notes also permits the substitution of additional commercial mortgage loans or properties, subject to conditions. As of December 31, 2005, the principal outstanding on the net-lease mortgage notes was $438 million. Our total debt outstanding at December 31, 2005, including our outstanding borrowings on the secured credit facilities, was $895 million.

        Underwriting.    Our real estate investment decisions are made by our investment committee which is comprised of the six members of our senior management. We are authorized by our board of directors to follow broad investment guidelines. We have substantial discretion within our investment guidelines in determining the types of assets we may decide are proper investments for us. Our investment committee has the authority to make real estate investments up to $100 million in any single credit risk or group of related credit risks. We evaluate potential investments in real estate and attempt to mitigate overall investment risk through adherence to (1) real estate investment underwriting and documentation criteria that our senior management has developed over the past 20 years, (2) portfolio composition, and (3) portfolio management that emphasizes tenant and borrower covenant compliance and ongoing performance reviews of their business.

Product Lines

        We operate in one industry segment: investment in single tenant, operationally essential real estate properties. As of December 31, 2005, 96% of our real estate investment portfolio was in real estate we own and lease to our customers and 4% was in mortgage and equipment loans. Our products include:

        Sale-leaseback Transactions.    Our real estate investments are acquired in sale-leaseback transactions. We may also purchase properties that have existing lease agreements in place. In a sale-leaseback transaction, we acquire properties and lease the properties back to the seller under a triple-net lease. Under a triple-net lease, the tenant is responsible for all improvements and is contractually obligated to pay all property operating expenses, including insurance, real estate taxes and repairs and maintenance. The leases generally have a primary term of 15 to 20 years, with renewal options for one or more additional periods. Our leases generally provide for payments of base rents with scheduled increases, increases based on future changes in the Consumer Price Index (CPI) and/or contingent rent based on a percentage of the lessee's gross sales.

        Mortgages and Other Financing Products.    Although we focus on leasing transactions, we may make an investment in a particular property structured as a mortgage loan secured by the property in situations where a customary net lease transaction would have an adverse impact on the seller of a property or would otherwise be inappropriate for us. Our lending transactions are loans generally secured by commercial real estate.

        We may also offer other financing products where we can improve our returns or competitiveness. These financing products may include unsecured corporate loans, construction financing and equipment financing.

        We generated total revenue (including revenues from discontinued operations) of $86.5 million in 2005, $26.2 million in 2004 and $0.3 million in 2003 from our commercial real estate and loan operations. The composition of total revenue was as follows (dollars in thousands):

	Years Ended December 31,
			Date of Inception (August 14, 2003) to December 31, 2003
	2005	2004
Revenues:
Rentals	$80,076	$20,511	$95
Interest income on mortgage and equipment loans receivable	4,276	3,775	89
Other interest income	2,138	1,942	102

Total revenues	$86,490	$26,228	$286

        Approximately 14% of our 2004 total revenues and 33% of our 2003 total revenues were derived under a single master lease agreement with an operator of interstate travel plazas. As a result of the growth in our investment portfolio during 2005, rental revenue generated from this customer represented less than 5% of total revenues in 2005.

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

        We believe that we have the following competitive advantages:

  •
  Experienced Management:    Our senior management team has over 100 years of combined experience in the real estate investment and finance business and has a track record in the origination and management of single tenant, commercial real estate assets since 1980. Our senior management team's strategy for successful investments relies on relationships, research, underwriting and continuous portfolio management. In addition, our management has developed an expertise and the ability to specifically tailor real estate leasing and financing products to respond to client needs.

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

  •
  Strong Industry Relationships:    Our senior management's industry and financial institution relationships provide us with the ability to source and selectively choose real estate investment opportunities. A majority of our investments are sourced by our internal acquisitions staff. We also have sourcing relationships with other real estate industry participants. We believe these arrangements will assist us, from time to time, in originating real estate investment opportunities.

  •
  Capital Structure:    We have elected to be taxed as a REIT. As a REIT, we generally do not have to pay federal corporate income tax on our REIT taxable income to the extent distributed to our stockholders. This allows us to accept lower yields on our investments than entities paying corporate income taxes while still maintaining the same level of returns to our investors. In order to be taxed as a REIT, we are required to distribute a minimum of 90% of our REIT taxable income to our stockholders. We are also required to meet asset and income tests that are consistent with our investment objectives and the requirements for REITs under the Internal Revenue Code.

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

        Federal regulations require building owners and those exercising control over a building's management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

        Before completing any property acquisition, we generally obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at the property. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historical aerial photographs, if available, and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicate possible contamination or where our consultants recommend we perform the additional procedures. For some properties, we may not obtain environmental assessments.

        Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. If an environmental occurrence affects one of our properties, our lessee may not have the financial capability to honor its indemnification obligations to us. In limited cases, we may obtain, or cause the lessee to obtain, environmental insurance policies to insure against these losses. We determine whether to obtain, or require, environmental insurance on a case-by-case basis depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any. If we are unable to enforce the indemnification obligations of our lessees or if the amount of environmental insurance is inadequate, our financial condition and results of operations could be adversely affected.

Employees

        In order to efficiently manage our operations, we outsource certain due diligence, legal and portfolio servicing functions to businesses located in the United States. As a result, we expect our operations to require a lower number of full-time employees than a company that performs all of its operating functions internally. As of February 22, 2006, we had 37 full-time employees.

Facilities

        Our principal offices are located at 14631 N. Scottsdale Road, Suite 200, Scottsdale, Arizona 85254. We currently occupy approximately 13,300 square feet of space leased from an unaffiliated third party. We believe that our facilities are adequate for our present operations and that adequate additional space will be available as needed in the future.

Website Access to Reports and Other Documents

        We maintain a website at www.spiritfinance.com. We make available, free of charge, our Annual Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission. Our corporate governance guidelines, code of business conduct and ethics and the charters of our audit committee, compensation committee and nominating and governance committee are also available on our website.

Item 1A.    Risk Factors

        In addition to factors discussed elsewhere in this report, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

  Factors Related to Our Business

        We rely on key personnel with long-standing business relationships, the loss of whom could materially impair our ability to operate successfully.    Our future success depends, to a significant extent, on the continued services of Morton H. Fleischer, our Chairman of the Board, and Christopher H. Volk, our President and Chief Executive Officer. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective customers is critically important to the success of our business. Although we have employment agreements with Mr. Fleischer and Mr. Volk, these agreements cannot guarantee that Mr. Fleischer and Mr. Volk will remain employed by us. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

        Our investments are currently concentrated in a relatively small number of customers and we may be unable to adequately continue to diversify our real estate portfolio, which may result in increased risk due to industry, borrower or tenant concentration.    Because we make relatively large investments in each property or group of properties operated by a single tenant, our assets may be concentrated with a limited number of customers and we may not have sufficient capital to continue to diversify our portfolio of real estate. As of December 31, 2005, our investment portfolio totaled $1.5 billion, representing 684 properties operated by 106 customers in various industries. If we do not continue to diversify our real estate portfolio, our performance will be closely tied to the performance of each of our customers and the industry in which it operates. This increases the chance that a default by any single customer will significantly and adversely affect our results of operations and the amounts available to pay distributions.

        If we are unable to continue to diversify our portfolio, we will also be affected by changing conditions in the industries in which our customers operate. Our exposure to this risk is further increased because, as of December 31, 2005, approximately 30% of our total real estate investments were concentrated in the restaurant industry and 13% in the movie theater industry. Some of the factors that affect the restaurant industry include the demand for convenience, the levels of household incomes and the costs of restaurant labor. Some of the factors that affect the movie theater industry include the quality, quantity and availability of motion pictures, the number and quality of competing theater locations and the popularity and affordability of other forms of entertainment such as home videos, cable television services, concerts or professional sporting events. Changes in these factors could adversely affect the financial performance of our tenants and their ability to make payments to us. Without industry diversification, or diversification across different parts of an industry, the chance that a downturn in a particular industry or part of an industry will adversely affect us increases significantly. In addition, if we are unable to continue to diversify our portfolio, our properties may be concentrated geographically. As of December 31, 2005, approximately 17% of our properties were located in Texas, approximately 8% were located in Arizona and approximately 7% were located in Florida. The inability to geographically diversify our portfolio increases the chance that a decline or adverse economic or other event in one region or in a particular real estate market will adversely affect the results of our operations.

        Our use of debt to finance acquisitions could restrict our operations, inhibit our ability to grow our business and our revenues, and adversely affect our cash flow.    Some of our property acquisitions were made, and may be made in the future, by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. In addition, we obtain debt financing by placing secured mortgage loans on properties that we initially acquire for cash. As of December 31, 2005, substantially all of our properties were subject to debt or pledged as collateral under one of our secured debt facilities. We may acquire properties for the purpose of securitization or use similar structured finance alternatives. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our shares and distributions to our stockholders to be reduced. We have a target overall leverage ratio of 65%, but there is no limitation on the amount we can borrow on a single property or the aggregate amount of our borrowings and we can change this policy at any time without stockholder approval.

        We may not be able to obtain debt financing at favorable rates. In addition, if interest rates increase, any variable rate borrowings we have would result in our expenses increasing. Some of our borrowings require the payment of the principal amount in a balloon payment at maturity. We may not have sufficient funds available to make all of our balloon payments at maturity, which would require us to refinance that debt at maturity. If we have to re-finance our debt as it matures in a rising interest rate environment, our expenses will increase. An increase in our expenses would reduce the funds we have available to pay distributions.

        To the extent the agreements governing our borrowings contain financial and other covenants that we are required to comply with, our operating flexibility may be limited. Borrowings under our secured debt facilities are subject to various covenants, including a maximum leverage ratio, minimum liquidity amount, minimum tangible net worth, and other financial ratio calculations. These covenants, as well as any additional covenants we may be subject to in the future on additional borrowings, could cause us to have to forego investment opportunities, or may cause us to have to finance investments in a less efficient manner than if we were not subject to the covenants. In addition, the agreements governing some of our borrowings have cross default provisions, such that a default on one of our borrowings would lead to a default on some of our other borrowings.

        Failure to hedge effectively against interest rate changes may adversely affect our results of operations.    We attempt to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk; however, these arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to our hedging arrangements may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future borrowings may have a material adverse effect on our operating results and financial condition.

        We compete for customers and the acquisition or refinancing of properties which could reduce the yields we are able to negotiate on our investments.    We compete for the acquisition or financing of properties with financial institutions, real estate funds and investment companies, pension funds, private individuals and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Many of our competitors have greater name recognition, resources and access to capital than we have. In particular, larger REITs may enjoy significant competitive advantages that result from a lower cost of capital and enhanced operating efficiencies. Because the real estate financing market is highly competitive, competitors are quick to adopt new financing products. To the extent we offer unique financing terms in the future, our competitors could also begin offering similar terms, which would decrease our ability to develop a competitive advantage. We continue to experience increased competitive conditions caused by larger amounts of investor capital seeking quality income-producing investments, which has caused us to lose bids or turn down various transactions where competition has reduced yields to the point that we concluded the transaction did not provide us a sufficient return. We may have to increase our purchase price of properties, reduce the rent we require a tenant to pay or reduce the interest rates on loans we make in order to secure customers or remain competitive. If this happens, our returns to stockholders may be adversely affected.

        We may not have adequate access to funding to successfully execute our growth strategy.    Our business strategy principally depends on our ability to grow the size of our real estate portfolio. Our business plan requires significant funds for property acquisition, loan origination, working capital, minimum REIT distributions and other needs. This strategy depends, in part, on our ability to access the debt and equity capital markets to finance our cash requirements. We will need to access long-term debt financing facilities or other permanent debt strategies and also raise additional equity capital in order to successfully execute our business plan. We will need access to significant additional funding to adequately diversify our portfolio and continue to execute our business strategy. An inability to effectively access these markets would have an adverse effect on our ability to make new investments and could adversely affect our ability to pay distributions.

        The loss of a tenant or the failure of a tenant to pay rent, or our inability to re-lease a property, will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.    Generally, each of our properties is operated and occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of each tenant. Leasing activity represented approximately 93% of our total revenues for the fiscal year ended December 31, 2005. The success of our tenants is dependent on each of their individual businesses and their industries, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. We acquire properties from single tenants that operate multiple locations, which means we own numerous properties operated by the same tenant. To the extent we finance numerous properties operated by one company, the general failure of that single tenant or a loss or significant decline in its business would have an adverse affect on us.

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

        The loss of a borrower or the failure of a borrower to make loan payments on a timely basis will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.    Currently, our total mortgage loan portfolio represents three different borrowers; therefore, the success of our mortgage loan investments is materially dependent on the financial stability of each of these borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan would have an adverse effect on our operating results and financial condition and could cause us to reduce the amount of dividends we pay to our stockholders. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any real estate collateral.

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

        The risk of default on our real estate investment portfolio may be higher because, as of December 31, 2005, most of our properties were operated by non-investment grade companies.    As of December 31, 2005, most of our properties were operated by customers that do not have an investment grade rating from at least one of the nationally recognized rating agencies. Investment grade means companies which have unsecured corporate debt ratings equal to or greater than BBB- by Standard & Poor's (a division of The McGraw Hill Companies, Inc.), Baa3 by Moody's Investment Services, Inc. (a subsidiary of Moody's Corporation) and NAIC-2 by the National Association of Insurance Commissioners. We also may have customers who are highly leveraged. Customers who are highly leveraged or do not have recognized credit ratings may be more likely to default or file for bankruptcy.

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

        We invest in real estate in industries in which we have limited investment and underwriting experience, which could adversely affect our results of operations.    Our current strategy is to acquire real estate assets across a variety of industries in a variety of geographic locations. We have limited experience investing in real estate operated by some of the industries we are targeting. Accordingly, we will be required to develop expertise, relationships and market knowledge across a broad range of industries and will be subject to the market conditions affecting each industry operating our properties, including such factors as the economic climate, business layoffs, industry slowdowns, changing demographics, and supply and demand issues. This multi-industry approach could require more management time, support staff and expense than a company whose focus is dedicated to a greater extent on a single property type. If we are not able to efficiently and effectively manage a diverse multi-industry portfolio of real estate properties and loans, our results of operations and returns to our stockholders will be adversely impacted.

        Insurance on our real estate collateral may not adequately cover all losses which could reduce stockholder returns if a material uninsured loss occurs.    Our customers are required to maintain insurance coverage for the properties they operate. There are various types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. In that case, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. If this happens, it could reduce the amounts we have available to pay dividends to our stockholders.

        The costs of compliance with or liabilities under environmental laws may harm our operating results.    The properties we acquire may be subject to known and unknown environmental liabilities. This risk is further increased because as of December 31, 2005, approximately 6% of our total assets were invested in interstate travel plazas or convenience stores/car washes that sell petroleum products. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

  •
  our knowledge of the contamination;

  •
  the timing of the contamination;

  •
  the cause of the contamination; or

  •
  the party responsible for the contamination of the property.

        There may be environmental problems associated with our properties of which we are unaware. We generally obtain or update Phase I environmental surveys on the properties we finance or acquire. The environmental surveys may not reveal all environmental conditions affecting a property; therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances. Some properties may contain asbestos-containing materials. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest.

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

        Our environmental liability may include property damage, personal injury, investigation remediation and clean-up costs. These costs could be substantial. Generally, properties we own at which petroleum products are sold are covered by different types of environmental insurance products, which can vary extensively from property to property in the scope, amount and terms of coverage. Although these properties generally are covered by environmental insurance for a period of time, that insurance may be insufficient to address a particular environmental situation that arises, and may be subsequently unavailable, at a reasonable cost or at all, in the future. If the existing environmental insurance coverage were inadequate relative to the exposure, we could become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental insurance policy will depend on the financial ability of the insurance companies that have issued the policies and the positions they take with respect to those policies. If we become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

        Most of the environmental risks discussed above refer to properties that we own or may acquire in the future; however, each of the risks identified also applies to the owners (and potentially, the lessees) of the properties that secure each of our mortgage loans and any mortgage loans we may acquire or make in the future. Therefore, the existence of environmental conditions could diminish the value of each of the mortgage loans and the abilities of the borrowers to repay the mortgage loans, as well as adversely affect our results of operations and financial condition and our ability to pay distributions to stockholders.

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

        Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends.    All of our properties are required to comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that the buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA provisions, and typically under our leases and financing agreements are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to pay dividends to our stockholders.

        In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our ability to pay distributions. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could be changed or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse affect on our cash flow and distributions paid.

        Construction loans are riskier than loans on developed properties because the underlying property may not generate income and could encounter problems associated with construction.    From time to time, we make loans to finance the development of new properties. These loans are generally made to fund the construction of one or more buildings on real property. These loans are riskier than loans secured by income producing properties because of increased risks during construction, and the fact that the property does not generate income until construction is completed, which reduces the funds the borrower has available to make payments on the loan. We may also be required to expend funds to complete construction of the property if the borrower defaults and does not complete construction.

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

        We may not be able to effectively manage a rapidly growing portfolio which could lead to losses.    The successful implementation of our growth strategy depends, in part, on our ability to effectively manage rapid growth in our portfolio. Our ability to effectively manage rapid growth in our portfolio depends on our ability to successfully attract and retain additional qualified personnel. An inability to attract the necessary qualified personnel to properly manage and grow our portfolio could have an adverse affect on our business.

Risks Related to Our Organization and Structure

        Our organizational documents and Maryland law contain provisions that may inhibit potential acquisition bids that may be in our stockholders' best interests.    Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

  •
  There are ownership limits and restrictions on transferability in our charter.    In order to qualify as a REIT, not more than 50% of the value of our outstanding shares of stock (in some cases, after taking into account options to acquire shares of stock) may be owned, beneficially or constructively, by five or fewer individuals and our shares of stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our charter generally prohibits any stockholder from beneficially or constructively owning more than 9.8%, in value or voting power, whichever is more restrictive, of our outstanding shares of stock or owning more than 9.8%, in value or number, whichever is more restrictive, of our outstanding shares of common stock and also prohibits any transfer which would result in a violation of these ownership limits. This restriction may:

  •
  discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares of stock or otherwise be in the best interests of our stockholders; or

  •
  compel the transfer of shares of stock held by a stockholder who had acquired more than 9.8% of our shares of stock to a charitable trust and, as a result, forfeit the benefits of owning the shares over 9.8%.

  •
  Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us.    Our charter permits our board of directors to authorize the issuance of up to 125,000,000 shares of preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our common stock might receive a premium for their shares over the then-prevailing market price of our common stock.

  •
  Our charter and bylaws contain other possible anti-takeover provisions.    Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions include advance notice requirements for stockholder proposals. Although we do not have a "poison pill" or similar rights at this time, we have reserved the right to adopt those measures in the future as we deem necessary for stockholder protection.

        In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by providing, among other things, that the duties of the directors in unsolicited takeover situations do not require them to:

  •
  accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation;

  •
  authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders' rights plan;

  •
  take any action under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act; or

  •
  respond because of the effect the response or lack of a response may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.

        Under Maryland law, the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

        Our rights and the rights of our stockholders to take action against our directors and officers are limited.    Maryland law provides that a director or officer has no liability in that capacity if the director performs the director's duties in good faith, in a manner the director reasonably believes to be in the best interests of our stockholders and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of directors and officers, requires us to indemnify our directors and officers for actions taken by them in those capacities to the fullest extent permitted by Maryland law.

        Our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change of control of our company which could discourage a takeover that could be in the best interests of our stockholders.    We have entered into employment agreements with the senior members of our management team that provide them with severance benefits if their employment ends under specified circumstances following a change in control of our company. In addition, in the event of a change in control, we would provide to other officers certain termination benefits. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or discourage a change of control of our company that might involve a premium price for shares of our common stock or could otherwise be viewed as in our stockholders' best interest.

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

        Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control and which will be evaluated in light of our future operations. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. In addition, future tax laws related to other types of entities could reduce our tax-advantaged status relative to those entities, which could cause a reduction in the market price of our shares. Further, our future operations may, contrary to expectation, prohibit us from satisfying one or more conditions to qualifying as a REIT.

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

        In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property primarily held for sale to customers in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell properties at otherwise opportune times if we believe those sales could result in us being treated as engaging in a prohibited transaction.

        Complying with REIT requirements may force us to borrow funds or sell properties on disadvantageous terms in order to make distributions to our stockholders and those distributions may represent a return of capital to investors.    As a REIT, we must distribute 90% of our REIT taxable income to our stockholders each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which specified distributions we pay, or are deemed to pay, with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years. From time to time, we may generate taxable income greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules or an amount sufficient to avoid federal income tax and the nondeductible excise tax. Thus, we could be required to borrow funds, sell a portion of our properties at disadvantageous times or prices or find another alternative source of funds. These distributions could also represent a return of capital to investors. These alternatives could increase our costs or reduce our equity and reduce amounts we have available to invest.

        The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.    The Internal Revenue Service may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income, which could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of our REIT taxable income.

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

  •
  availability and terms of additional capital;

  •
  failure to maintain our status as a REIT;

  •
  availability of suitable properties to acquire at favorable prices and our ability to rent those properties at favorable rates;

  •
  defaults by tenants on our leases;

  •
  our ability to renew leases with tenants at the expiration of their lease term or otherwise re-lease those properties to suitable new tenants;

  •
  availability of qualified personnel and our ability to retain our key management personnel;

  •
  changes in, or the failure or inability to comply with, government regulation;

  •
  the extent and nature of our competition; and

  •
  other factors referenced in this report, including those set forth under the captions "—Risk Factors" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations with regard to the statements or any change in events, conditions or circumstances on which any such statement is based.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

Our Current Real Estate Investment Portfolio

        As of December 31, 2005, our real estate investment portfolio represented 684 properties geographically diversified across 40 states. Of our portfolio of real estate investments, $1,428.5 million (including related lease intangibles of $22.9 million), or 96%, represented 589 real estate properties we own, and $59.0 million, or 4%, represented mortgage and equipment loans receivable we hold. For the properties we own, we generally own fee simple title to the real estate. The properties are generally leased to a single tenant under a long-term, triple-net lease where the tenant is responsible for paying all property operating expenses, including insurance, real estate taxes and repairs and maintenance. Our mortgage loans receivable are generally secured by a first priority lien on the 95 underlying real estate properties. We believe that, through our customers' obligations to carry insurance, all of our properties are adequately covered by insurance. Substantially all of our owned properties and all of our mortgage loans were pledged as collateral under our secured debt obligations as of December 31, 2005.

Investment Diversification

        Property Diversification.    Our properties are free-standing, commercial real estate properties consisting of land and buildings used by our customers in the operations of their businesses. Our customers operate retail, distribution and service businesses in various industries. The following table shows information regarding the diversification of our investment portfolio among the different industries in which our customers operate:

Total Investments as of December 31, 2005

	Number of Properties	Total Dollar Amount of Investments(a)	Percent of Total Dollar Amount of Investments
	(Dollars in thousands)
Property Diversification
Restaurants	433	$443,897	30%
Movie theaters	23	192,723	13
Educational facilities	20	153,466	10
Specialty retailer properties	31	143,829	10
Recreational facilities	8	102,132	7
Automotive dealers, parts and service facilities	49	100,770	7
Supermarkets	19	62,774	4
Convenience stores/car washes	27	53,063	4
Distribution facilities	44	51,150	3
Industrial properties	9	49,783	3
Interstate travel plazas	4	37,535	3
Call centers	2	33,986	2
Health clubs/gyms	5	23,022	2
Medical offices	1	21,020	1
Drugstores	9	18,310	1

Total Investments	684	$1,487,460	100%

(a)
Dollar amount of investments includes the gross cost of real estate, related lease intangibles and the carrying amount of our mortgage and equipment loans receivable.

        Geographic Diversification.    The following table shows the geographic distribution of our investment portfolio across the United States. We do not own or finance any real estate properties outside of the United States.

Investments by State as of December 31, 2005

	Number of Properties	Total Dollar Amount of Investments(a)	Percent of Total Dollar Amount of Investments
	(Dollars in thousands)
Location
Texas	92	$250,245	17%
Arizona	14	121,194	8
Florida	58	102,624	7
Georgia	41	77,256	5
Michigan	32	65,672	4
California	7	62,991	4
Pennsylvania	7	62,716	4
Nevada	27	53,063	4
Indiana	26	51,010	3
Ohio	30	50,101	3
Minnesota	37	41,668	3
Illinois	41	39,828	3
Missouri	21	39,028	3
North Carolina	13	39,005	3
South Carolina	12	35,846	2
Wisconsin	11	35,485	2
Tennessee	46	31,931	2
New York	14	31,542	2
Iowa	22	30,080	2
Oregon	7	28,802	2
Oklahoma	21	27,377	2
Kansas	4	26,801	2
Kentucky	13	20,866	1
Colorado	6	18,389	1
Massachusetts	3	18,185	1
Alabama	12	17,338	1
Virginia	8	16,935	1
Louisiana	16	14,077	*
Mississippi	14	11,886	*
Montana	3	10,978	*
Arkansas	5	10,296	*
North Dakota	2	9,789	*
West Virginia	4	8,703	*
New Mexico	4	8,581	*
Vermont	2	7,089	*
Utah	3	3,960	*
Idaho	3	3,866	*
Nebraska	1	810	*
New Jersey	1	731	*
Washington	1	716	*

Total Investments	684	$1,487,460	100%

*
Less than 1%.

(a)
Dollar amount of investments includes the gross cost of real estate, related lease intangibles and the carrying amount of our mortgage and equipment loans receivable.

Lease Expirations

        All of our owned properties are occupied and subject to leases. The weighted average remaining noncancelable lease term of our properties at December 31, 2005 was 14 years. The following table shows a summary of the lease expirations. Our leases generally provide for one or more renewal options ranging from five to 20 years. The table assumes that the tenants do not exercise any renewal options.

Lease Expirations
as of December 31, 2005

	Number of Properties	Total Dollar Amount of Real Estate Investments(a)	Percent of Total Dollar Amount of Real Estate Investments
	(Dollars in thousands)
2007	2	$1,752	*	%
2008	1	940	*
2009	3	1,519	*
2010	14	28,138	2
2011	16	10,364	1
2012	9	18,153	1
2013	16	18,556	1
2014	73	109,370	8
2015	20	28,219	2
2016	18	19,613	2
2017	50	87,679	6
2018	32	128,817	9
2019	74	218,470	15
2020	70	230,254	16
2021 - 2025	191	526,608	37

Total	589	$1,428,452	100%

*
Less than 1%.

(a)
Dollar amount of real estate investments includes the gross cost of real estate investments and related lease intangibles.

Loan Maturities

        The following table shows a summary of the scheduled principal maturities of our mortgage and equipment loans receivable as of December 31, 2005. The loans may be prepaid with penalties.

Loan Maturities
as of December 31, 2005

	Principal Amount Maturing	Percent of Total Principal Amount Maturing
	(Dollars in thousands)
2006	$684	1%
2007	965	2
2008	1,072	2
2009	1,205	2
2010	1,343	2
2011 - 2015	11,743	20
2016 - 2020	15,687	27
2021 - 2025	18,802	33
2026 - 2030	6,441	11

	57,942	100%

Premium on mortgage loans receivable	1,066

	$59,008

Item 3.    Legal Proceedings

        We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, is expected to have a material adverse effect on our results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NYSE under the symbol "SFC." The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock. Our common stock began trading on the NYSE on December 16, 2004 in connection with our initial public offering, and therefore, no data is available for periods prior to December 16, 2004. The closing stock price on December 31, 2005 was $11.35.

	High	Low
2005
Fourth Quarter	$11.70	$10.20
Third Quarter	$12.05	$10.07
Second Quarter	$11.75	$10.03
First Quarter	$12.76	$10.60
2004
Fourth Quarter	$13.20	$12.00

Stockholder Information

        As of February 22, 2006, there were 46 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Distribution Information

        No distributions were declared during 2003. All record dates for 2004 were prior to our initial public offering. Distributions declared during 2005 and 2004 are summarized as follows:

		Dividends Declared Per Common Share
Declaration Date	Payment Date	Taxable as Ordinary Income(a)	Return of Capital(b)	Total
2005
December 27, 2005	January 25, 2006	(c)	(c)	$0.21
September 26, 2005	October 25, 2005	$0.11	$0.08	0.19
June 27, 2005	July 25, 2005	0.11	0.08	0.19
March 25, 2005	April 25, 2005	0.11	0.08	0.19

				$0.78

2004
December 1, 2004	January 31, 2005	$0.11	$0.08	$0.19
October 29, 2004	November 22, 2004	0.19	—	0.19
July 30, 2004	August 20, 2004	0.06	—	0.06

				$0.44

(a)
Dividends are taxable as ordinary income in the year paid by the Company.

(b)
To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated as a tax free return of capital.

(c)
Treatment as ordinary income or return of capital will be determined in connection with 2006 activity.

        We intend to continue to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income so as to avoid paying corporate level income tax and excise tax on our earnings and to qualify for the tax benefits accorded to REITs under the Internal Revenue Code. Dividends are expected to be paid from cash flow from operations, although we may also borrow funds to make distributions. During the initial years of our operations, the distributions we pay have included a return of capital. The amount of our distributions that represents a return of capital is expected to decrease over time. The distributions, if any, will be authorized and paid as determined at the discretion of our board of directors and will be subject to our financial condition and our actual results of operations, which are dependent on our receipt of payments from our leases and loans with respect to our properties. If our operations are not successful, we may not be able to make distributions in the future.

Item 6.    Selected Financial Data

        The following table presents selected consolidated financial and operating data for Spirit Finance Corporation for the years ended December 31, 2005 and 2004 and for the period from inception (August 14, 2003) to December 31, 2003 (dollars in thousands, except per share data).

	Years Ended December 31,
			Date of Inception (August 14, 2003) to December 31, 2003(b)
	2005(a)	2004(a)
Operations Data:
Total revenues	$84,501	$24,953	$286

Expenses:
General and administrative	12,810	7,123	1,405
Depreciation and amortization	19,985	4,417	4
Interest	25,826	4,979	35

Total expenses	58,621	16,519	1,444

Income from continuing operations	25,880	8,434	(1,158)
Total discontinued operations	1,939	538	—

Net income (loss)	$27,819	$8,972	$(1,158)

Income (loss) per common share:
Basic:
Continuing operations	$0.38	$0.22	$(0.22)
Discontinued operations	0.03	0.02	—

Net income	$0.41	$0.24	$(0.22)

Diluted:
Continuing operations	$0.38	$0.22	$(0.22)
Discontinued operations	0.03	0.02	—

Net income	$0.41	$0.24	$(0.22)

Weighted average outstanding common shares:
Basic	67,240,350	37,522,747	5,160,524
Diluted	67,462,750	37,688,074	5,160,524
Cash dividends declared per common share(c)	$0.78	$0.44	$—
Balance Sheet Data:
Gross investments including related lease intangibles	$1,487,460	$667,927	$78,297
Total assets	1,513,425	782,227	277,875
Total debt obligations	894,784	178,854	—
Stockholders' equity(d)	592,793	587,703	276,902
Other Data:
Number of real estate investments owned or financed	684	374	71
Cash flows from operating activities	$54,292	$17,442	$(169)
Funds from operations(e)	47,394	13,574	(1,158)

(a)
The gains and losses and all operations of individual properties sold during 2005 and 2004 have been reclassified to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of this reporting requirement, each time a property is sold, previously reported "income from continuing operations" will be restated to reclassify the operations of such property into discontinued operations.

(b)
Operations for this period related primarily to organization and start-up activities prior to the closing of our December 2003 private offering.

(c)
All dividend record dates in 2004 were prior to our initial public offering.

(d)
In February 2006, the Company completed a public offering of 13.8 million additional shares of common stock which raised aggregate proceeds of $154.2 million, after deducting the underwriters' discounts but before offering expenses.

(e)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying consolidated financial statements and notes thereto as of December 31, 2005. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial conditions for any future periods.

Overview

        Spirit Finance Corporation is a self-managed and self-advised REIT formed as a Maryland corporation on August 14, 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities that are vital to the generation of our customers' sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers. Since we began purchasing real estate assets in December 2003, we have completed over $1.5 billion in real estate acquisitions and mortgage and equipment loan investments. Our common stock is listed on the New York Stock Exchange under the ticker symbol "SFC."

        As of December 31, 2005, our investment portfolio totaled $1.5 billion and represented 684 owned or financed properties geographically diversified across 40 states. Of our total investment portfolio as of December 31, 2005, $1,428.5 million, or 96%, represented the gross cost of real estate and related lease intangibles that we own and $59.0 million, or 4%, represented mortgage and equipment loans receivable. Only one state, Texas (17%), accounts for 10% or more of the total dollar value of our real estate and loan portfolio. Our properties are leased or financed to 106 customers operating in various industries. Our three largest property types at December 31, 2005 as a percentage of our total investment portfolio were restaurants (30%), movie theaters (13%) and educational facilities (10%). As of December 31, 2005, our 10 largest customers as a percentage of the total investment portfolio were: Carmike Cinemas, Inc. (NASDAQ: CKEC); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; PamCo, Inc., a petroleum distribution, convenience store and car wash operator; CBH2O, LP, the operator of Camelback Ski and Camelbeach Water Park; University of Phoenix (NASDAQ: APOL); Gander Mountain Company (NASDAQ: GMTN); and AMC Entertainment, Inc. These customers accounted for 36% of our total investment portfolio at December 31, 2005, with no individual credit exposure greater than 5.7% of the total investment portfolio. In comparison, our top 10 customers as of December 31, 2004 accounted for 55% of our total investment portfolio, with the largest credit exposure at 6.5% of the total portfolio. As of December 31, 2005, all of our properties were occupied, and the monthly lease and loan payments were current.

        We generate our revenue and cash flow primarily by leasing our real estate properties to our customers and from interest income on our portfolio of mortgage and equipment loans receivable. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings. We expect to grow through continuing our principal strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions.

        Our ability to achieve our plan of continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions to meet our targeted yields. The current environment for net lease real estate acquisitions continues to be highly competitive, and this competitive environment could limit both the number of properties we acquire and the yield on those acquisitions. We may delay or decline opportunities if we feel the rewards do not warrant the capital risk. The timing of completing property acquisitions may vary significantly from quarter to quarter. In response to these challenges, we are committed to seeking numerous potential investment opportunities. We currently have a full-time acquisitions staff of six employees. We anticipate that our experienced team will continue to provide a strong investment pipeline throughout 2006. We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products to our customers. We intend to fund future real estate investments primarily with borrowings on our secured credit facilities and by raising funds through the issuance of debt and additional equity securities.

Liquidity and Capital Resources

        We completed a private offering in December 2003 and an initial public offering in December 2004. Together with the exercise of underwriters' over-allotment options for both offerings, Spirit Finance raised aggregate proceeds of $638.4 million, after deducting the underwriters' discounts and offering expenses.

        Our real estate investments are acquired using a combination of cash and borrowings under our secured credit facilities. As of December 31, 2005, we had a maximum aggregate borrowing capacity of $500 million under our two secured credit facilities.

        During 2005, we acquired or financed 353 commercial real estate properties through various transactions totaling $877.3 million. In conjunction with the acquisition of 41 of these real estate properties, we assumed existing mortgage notes payable or obtained new long-term, fixed-rate financing totaling $190.1 million. We also used proceeds from the sale of some of our properties, totaling $57.4 million in 2005, to acquire new properties. At December 31, 2005, we had contractual commitments totaling $49.3 million for future improvements on properties we currently own. In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006 and 2007, will result in increases in related contractual rent. In addition, as of January 2006, we had identified for review potential investment opportunities of more than $2 billion. We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations. Investments under review are generally subject to significant change, and the timing of completing any such transactions, which are dependent on the completion of due diligence and other factors that may not be under our control, may vary significantly from quarter to quarter. After further due diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue and there is no assurance that we will ultimately complete any of the real estate acquisitions.

        We primarily generate our revenue and cash flow by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on future changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee's gross sales. At December 31, 2005, our weighted average noncancelable remaining initial lease term was approximately 14 years, and our leases generally provide for one or more renewal options. Less than 3% of the leases in our real estate investment portfolio at December 31, 2005 will expire prior to 2011. Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance including any increased operating expenses that may have resulted from increases in oil prices during 2005. Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital expenditures on our properties; for example, we did not incur any significant capital expenditures related to properties in the areas impacted by hurricanes during 2005.

        Although we do not expect to make significant investments in mortgage and equipment loans, we may selectively originate or acquire such loans as opportunities arise in the market. Our real estate mortgage and equipment loans receivable, totaling $59.0 million at December 31, 2005, generally require that our customers make monthly payments of principal and interest with balloon payments totaling $13.5 million due in 2021. The mortgage loans receivable are secured by single tenant, operationally essential real estate. Our equipment loans receivable, representing less than 6% of total loans receivable, are secured by equipment used in the operation of certain real estate properties we own. We may also offer other financing products where we can improve our investment returns or competitiveness.

        Our operating costs include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other operating costs. Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).

        During the year ended December 31, 2005, net cash provided by operating activities increased to $54.3 million as compared to $17.4 million for 2004, primarily due to the significant growth we achieved over the past two years in the size of our portfolio. Cash flow from operations was negative for the period from inception through December 31, 2003, as we were primarily engaged in start-up and organization activities.

        We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level federal income tax and excise tax on our earnings. During the initial years of our operations, the distributions we pay have included a return of capital. Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions. Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments. During 2005, we declared dividends of $0.78 per share or $52.8 million as compared to $0.44 per share or $16.5 million during 2004. We raised our quarterly dividend in the fourth quarter of 2005 to $0.21 per common share. Dividends paid during 2005 (including those dividends declared in 2004 and paid in 2005) totaled $45.7 million.

        In order to continue to achieve growth in revenues and net income, we will need to continue to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt and equity funding beyond our currently committed external sources of liquidity. We used proceeds from our initial public offering in December 2004 to pay down $272.7 million of debt in December 2004 and in the first quarter of 2005. Also during the first quarter of 2005, we repaid $140.1 million of variable-rate mortgage notes payable outstanding at December 31, 2004 using cash and borrowings under then existing secured credit facilities.

        We use secured credit facilities to partially fund the purchase of real estate pending the issuance of long-term, fixed-rate debt. During 2004, we established a $250 million short-term secured credit facility with Bank of America Mortgage Capital Corporation, and, in March 2005, we added a $125 million short-term secured credit facility with Citigroup Global Markets Realty Corp. During the third quarter of 2005, these facilities expired and the outstanding balances were paid in full.

        In September 2005, we established a $200 million revolving secured credit facility with Citigroup Global Markets Realty Corp. The facility matures in September 2006. Borrowings under the facility require monthly payments of interest indexed to one-month LIBOR plus 1.50%. In November 2005, we established a one-year $200 million revolving short-term secured credit facility with Credit Suisse. The facility matures in November 2006. Borrowings under this facility require monthly payments of interest indexed to one-month LIBOR plus 1.25% and a non-use fee may be incurred under certain circumstances. The facilities are structured as master loan repurchase arrangements, and our borrowings under the facilities are secured by mortgages on specific properties we own. In December 2005, the Citigroup facility was amended to permit an additional $100 million of borrowings, for a total borrowing capacity of $300 million under this facility. The additional $100 million of borrowings under the facility are secured by our equity ownership interest in one of the Company's wholly-owned, special purpose subsidiaries. Borrowings under this portion of the facility require monthly payments of interest based on one-month LIBOR plus 1.50% - 2.75%, depending on amounts borrowed. The interest rates on these borrowings are subject to increase in the event we exceed a specified leverage amount. At December 31, 2005, the one-month LIBOR rate was 4.39% and we had $230 million outstanding on a maximum aggregate borrowing capacity of $500 million under these credit facilities.

        As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, since we initially fund our real estate acquisitions using our revolving credit facilities, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term, fixed-rate debt strategies. As of December 31, 2005, Spirit Finance had three outstanding forward-starting interest rate swap agreements with a total notional amount of $225 million. These derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance of at least $230 million expected to be issued in 2006.

        In July 2005, our special purpose subsidiary, Spirit Master Funding, LLC, issued $441.3 million aggregate principal amount of net-lease mortgage notes rated AAA/Aaa by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively. The private placement consisted of $183 million of Class A-1 fully amortizing notes bearing interest at an annual rate of 5.05% due in 2020 and $258.3 million of Class A-2 interest-only notes bearing interest at an annual rate of 5.37% due in 2020. The timely payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under an insurance policy issued by Ambac Assurance Corporation. The collateral pool securing the notes represents 408 single tenant commercial real estate properties. The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate collateral from time to time subject to certain conditions. In addition, the note structure allows for the addition of collateral to the pool and the issuance of additional series of notes secured by the increased collateral pool of properties. We used the net proceeds from the sale of the notes to repay balances outstanding under then-existing secured credit facilities totaling $248.4 million. The remaining proceeds were used to provide funds for real estate acquisitions.

        In conjunction with the issuance of the net-lease mortgage notes, we settled two forward-starting interest rate swap agreements in July 2005 for a net cash payment to the swap counterparty because long-term rates had decreased since the inception of the swaps. Accordingly, the fair value of the interest rate swaps at the time of settlement, totaling $15.0 million, is being amortized to earnings as an increase to interest expense over a 25-year period such that the effective interest rate of the net-lease mortgage notes approximates the long-term rates in effect when the swaps were placed.

        At December 31, 2005, our balance outstanding under the variable-rate secured credit facilities was $229.9 million and the total carrying amount of our fixed-rate debt was $664.9 million. Assets with an aggregate investment value of $389.6 million and $981.9 million were pledged as collateral for borrowings under the secured credit facilities and fixed-rate debt, respectively.

        Over the long term, we expect lease rates to fluctuate commensurate with changes in long-term interest rates. In the near-term, we may experience a period where long-term interest rates on future borrowings rise faster than lease rates, which may reduce our cash flow. Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities. At December 31, 2005, 66% of our investment portfolio was match-funded with long-term debt.

        We are subject to various customary operating and financial covenants under the mortgage notes payable and the secured credit facilities. The mortgage notes payable and secured credit facilities include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facilities also include, among other requirements, a minimum liquidity requirement of $15 million and a minimum tangible net worth requirement of $400 million. As of December 31, 2005, we were in compliance with all of our debt covenants and requirements.

        In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facilities will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio. On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio, defined as the ratio of our total debt to total assets, of 65%. At December 31, 2005, our leverage ratio was 59%. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments. We intend to use substantially all of our properties to secure our borrowings under our various debt financings. In addition, our ability to achieve continuous real estate investment growth will also depend on our ability to raise additional equity capital.

        In February 2006, we completed a public offering of 13.8 million additional shares of common stock (including the exercise of an underwriters' overallotment option of 1.8 million shares) which raised aggregate proceeds of $154.2 million, after deducting the underwriters' discounts but before offering expenses. We used $110.3 million of the proceeds of the offering to pay down borrowings outstanding under one of our secured credit facilities.

Off-Balance Sheet Arrangements and Contractual Obligations

        The following table outlines the timing of payment requirements related to our off-balance sheet and contractual obligations as of December 31, 2005. The contractual obligations relating to mortgages and notes payable listed in the table below are included in the Consolidated Balance Sheet at December 31, 2005.

	Total	2006	2007 - 2008	2009 - 2010	2011 and Thereafter
	(Dollars in thousands)
Mortgages and notes payable	$664,929	$11,789	$25,770	$73,034	$554,336
Operating lease obligations	7,445	522	1,085	1,129	4,709

Total	$672,374	$12,311	$26,855	$74,163	$559,045

        In addition, at December 31, 2005, we have contractual commitments totaling $49.3 million for future improvements on properties we currently own. These improvements include costs to be incurred on properties during which the tenant's business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced. These improvements, the majority of which are anticipated to be completed during 2006 and 2007, will result in increases in rental revenues. These commitments are not included in the table above because they are not contracts to purchase goods or services.

Results of Operations

        We commenced operations on August 14, 2003 and have realized significant growth in revenues and net income per share due to the substantial growth in our real estate investment portfolio. We reported a net loss of $1.2 million during the period from inception (August 14, 2003) to December 31, 2003, or $0.22 per common share, based on 5.1 million weighted average common shares outstanding.

Our operations during the period from August 14 to December 31, 2003 consisted primarily of start-up and organization activities; therefore, we do not have any significant comparative operating data to present for 2003.

        Net income for 2005 was $27.8 million, or $0.41 per diluted share, based on 67.5 million weighted average shares of common stock outstanding. Net income for 2004 was $9.0 million or $0.24 per diluted share, based on 37.7 million weighted average shares of common stock outstanding. The increase in net income and earnings per share was reflective of the significant growth in our investment portfolio. Since we began purchasing real estate assets in December 2003, we have completed over $1.5 billion in real estate acquisitions and mortgage and equipment loan investments, of which $877.3 million was completed during 2005.

        The increase in the number of weighted average shares outstanding between 2005 and 2004 was primarily the result of our December 2004 initial public offering of 30 million common shares. The increase in the number of weighted average shares outstanding between 2004 and 2003 was primarily the result of our December 2003 private offering of 36 million common shares.

        Periodically, we may sell real estate properties that do not meet our long-term strategic investment objectives. Such properties are typically acquired in conjunction with the acquisition of a portfolio of real estate properties. We consider these occasional sales of real estate properties to be an integral part of our long-term operating business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties. In addition, we consider the combined effect of income from continuing operations and discontinued operations in our evaluation of our ability to pay dividends.

        Each time properties are sold, current accounting principles require that gains and losses from any such dispositions and all operations from the properties previously reported as part of "income from continuing operations" to be reclassified to "discontinued operations." This reclassification and presentation has no impact on net income or cash flows.

        Income from continuing operations for 2005 was $25.9 million, or $0.38 per diluted share. Income from continuing operations for 2004 was $8.4 million, or $0.22 per diluted share.

        We sold 43 properties during 2005 and four properties during 2004. Income from discontinued operations totaled $1.9 million, or $0.03 per diluted share, for 2005 and $538,000, or $0.02 per diluted share, for 2004. Included in income from discontinued operations were net gains on sales of real estate of $772,000 during 2005. During 2004, income from discontinued operations included net losses on sales of real estate of $12,000.

        The following discussion for the years ended December 31, 2005 and 2004 includes the results of both continuing and discontinued operations as summarized in the following table (dollars in thousands):

	Continuing Operations		Discontinued Operations		Total Operations
	2005	2004	2005	2004	2005	2004
Revenues	$84,501	$24,953	$1,989	$1,275	$86,490	$26,228
General and administrative expenses	12,810	7,123	14	10	12,824	7,133
Depreciation and amortization	19,985	4,417	492	236	20,477	4,653
Interest	25,826	4,979	316	479	26,142	5,458

Revenues

        In 2005, total revenues increased to $86.5 million from $26.2 million in 2004. The increase in revenues during 2005 was primarily due to the growth in our investment portfolio due to property acquisitions made over the past two years.

        Over 90% of the total revenues generated in 2005 were rental revenues from real estate properties we own and lease to our customers. During 2005, no single lessee represented more than 5.8% of total revenues. In comparison, during 2004 and 2003, approximately 14% and 33%, respectively, of total revenues were derived under a single master lease agreement with one customer. Our long-term leases generally provide for payments of base rents with scheduled increases, increases based on future changes in the Consumer Price Index (CPI) and/or contingent rent based on a percentage of the lessee's gross sales. For leases with scheduled rent increases, rental revenue is recognized on a straight-line basis, net of a valuation allowance, to produce a constant periodic rent over the term of the leases. Rental revenue and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Years Ended December 31,
	2005	2004
Rental revenues, excluding the adjustment for straight-line rent	$78,921	$20,216
Straight-line rent, net	1,155	295

Total rental revenues	$80,076	$20,511

Weighted average real estate investments	$918,004	$225,195

        The weighted average yield on our real estate acquisitions was lower during 2005 than in 2004, reflecting market lease rate compression and increased investments in properties leased to companies having higher credit profiles. Investments in properties leased to companies with higher credit profiles were designed to meet our total rate of return requirements as we were able to obtain efficient long-term borrowings at rates ranging from 5.26% to 5.90%.

        During 2005 and 2004, interest income on mortgage and equipment loans receivable totaled $4.3 million and $3.8 million, respectively. Approximately 87% of the interest income in 2005 was generated by mortgage loans to two borrowers. The increase in interest income in 2005 over 2004 was primarily the result of the origination of $18.6 million of new mortgage and equipment loans during 2005.

        Other interest income represents income generated on interest-bearing cash accounts pending investment in real estate. Other interest income totaled $2.1 million in 2005 compared to $1.9 million in 2004.

Expenses

        General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs and office and other expenses. Employee-related expenses increased as a result of the increase in our number of employees from 25 at December 31, 2004 to 37 at December 31, 2005, primarily due to the growth in our real estate investment portfolio. The large increase in the number of properties in our portfolio has resulted in increased portfolio servicing costs and higher insurance costs and franchise taxes, which costs will continue to grow proportionately with the growth in our investment portfolio.

        Depreciation and amortization expense relates primarily to real estate properties and related lease intangibles. Depreciation and amortization expense was $20.5 million in 2005 as compared to $4.7 million in 2004. The increase in 2005 was primarily the result of the increase in the average total dollar value of the real estate investment portfolio.

        Interest expense for 2005 totaled $26.1 million, including $3.6 million associated with the amortization of deferred financing costs, debt insurer premiums and the amortization of interest rate swap settlement costs, on weighted average outstanding debt of approximately $414.1 million. For 2004, interest expense totaled $5.5 million, including $793,000 associated with the amortization of related deferred financing costs, on weighted average outstanding debt of approximately $93.5 million. The increase in LIBOR rates of approximately two percentage points over the past year has contributed to the increase in interest expense on our short-term variable rate debt.

        Due to the continued expansion of operations as a result of our real estate investment activity during 2005 and 2004, our general and administrative expenses are expected to continue to increase during 2006; however, general and administrative expenses calculated as a percent of total revenues are expected to decrease. Depreciation and amortization expense is also expected to increase in future periods with future real estate acquisition activity. Interest expense is expected to increase in future periods as we continue to make investments in real estate funded with both short- and long-term debt financing.

Reconciliation of Non-GAAP Financial Measures

        We use certain measures of historical or future financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). One such non-GAAP financial measure is funds from operations ("FFO"). We use FFO as a measure of our performance as a REIT because we believe this measure provides investors with an understanding of our operating performance, cash flows and profitability.

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

        FFO totaled $47.4 million and $13.6 million for the years ended December 31, 2005 and 2004, respectively, including $1.2 million and $0.3 million, respectively, representing the adjustment between scheduled rents and rental revenue recognized on a straight-line basis. During the period from inception (August 14, 2003) through December 31, 2003, FFO was a negative $1.2 million.

        A reconciliation of net income calculated in accordance with GAAP to FFO for the years ended December 31, 2005 and 2004 and for the date of inception (August 14, 2003) to December 31, 2003 is presented in the following table (dollars in thousands):

	Years Ended December 31,
			Date of Inception (August 14, 2003) to December 31, 2003
	2005	2004
Net income (loss)	$27,819	$8,972	$(1,158)
Portfolio depreciation and amortization expense:
Continuing operations	19,855	4,354	—
Discontinued operations	492	236	—
Net (gains) losses on sales of real estate	(772)	12	—

FFO	$47,394	$13,574	$(1,158)

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

        Revenue recognition—We lease real estate to our customers under long-term net leases that are classified as operating leases. Throughout the lease term, the leases may include scheduled rent escalations or escalations based on increases in the Consumer Price Index. The leases may also provide for contingent rent based on a percentage of the lessee's gross sales. We recognize contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. For leases with scheduled rent escalations, rental revenue from operating leases is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease, net of a portfolio valuation allowance based on management's evaluation of the risks associated with these receivables, giving consideration to industry default rates for long-term receivables. Accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that we will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. In the event a lessee's monthly lease payments become more than 60 days past due, we will suspend revenue recognition on that lease until collectibility is reasonably assured.

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

        Real estate investments—Investments in real estate are recorded at cost, including acquisition and closing costs. For real estate acquired subject to existing lease agreements, we must allocate a portion of the purchase price of our real estate investments between the tangible and intangible assets and liabilities acquired, which requires us to make subjective assessments regarding their estimated fair values. We primarily use independent appraisals to support our estimates of the fair value of our real estate. We also make subjective assessments regarding the useful lives of our investments in real estate for purposes of determining the amount of depreciation to record on an annual basis. Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and 20 years for land improvements.

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

Accounting Developments

        See the "New Accounting Pronouncements" section of Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Spirit Finance is exposed to various financial market risks, especially interest rate risk. Interest rates and credit risk influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. We generally offer leases that provide for payments of base rent with scheduled increases, increases based on changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee's gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases where the tenant is responsible for property costs and expenses, this tends to reduce our exposure to rising property expenses due to inflation.

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

        In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through December 31, 2005, we have not experienced any significant credit losses. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

        Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations. One objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As part of this strategy, we have used and may continue to use derivative contracts, such as interest rate swaps, to manage our interest rate risk. We do not enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. Hedging transactions may generate income which is not qualified income for purposes of maintaining our REIT status. Our hedging strategy is monitored by the audit committee of our board of directors.

        At December 31, 2005, our fixed-rate debt totaled $664.9 million as compared to $38.7 million at December 31, 2004. Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt was approximately $9.9 million below its carrying amount at December 31, 2005. Our mortgage loans receivable are also fixed-rate instruments. At December 31, 2005, our mortgage loans receivable (excluding equipment loans) totaled $55.6 million as compared to $40.4 million at December 31, 2004. Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the carrying amount by approximately $1.9 million at December 31, 2005. It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

        We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented. During 2005, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR, was $102.0 million. Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 5.4%. During 2005, one-month LIBOR has increased approximately two percentage points. Had the weighted average interest rate been 100 basis points higher (lower) during 2005, our 2005 net income would have been reduced (increased) by approximately $1.0 million. This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during 2005 and assumes no other changes in our capital structure.

        On October 4, 2004, we entered into a forward-starting interest rate swap with a notional amount of $235 million, and on March 31, 2005, we entered into an additional forward-starting interest rate swap agreement with a notional amount of $87 million. In July 2005, the anticipated long-term debt was issued, and the interest rate swaps were settled for a net cash payment to the swap counterparty because long-term rates had decreased since the inception of the swaps. The fair value of the interest rate swaps at the time of settlement, totaling $15.0 million, was recorded in "Accumulated other comprehensive loss" and is being amortized to earnings as an increase to interest expense over a period of 25 years. The unamortized balance of the settled interest rate swaps at December 31, 2005 was $14.5 million. Because the anticipated interest payments are considered probable, the hedges continue to be effective.

        As of December 31, 2005, Spirit Finance had three outstanding forward-starting interest rate swap agreements with a total notional amount of $225 million. These derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance of at least $230 million expected to be issued in 2006. As the hedging relationships are expected to be highly effective at achieving offsetting changes in cash flows, these interest rate swaps are accounted for as cash flow hedges. The fair value of the interest rate swaps resulted in a net unrealized loss of $52,000 at December 31, 2005. Had market interest rates been 100 basis points lower at December 31, 2005, the net unrealized loss would have been approximately $20.8 million; had market interest rates been 100 basis points higher at December 31, 2005, the fair value of the interest rate swap would have been a net unrealized gain of approximately $18.2 million. Hedge effectiveness is assessed using the hypothetical derivative method; no hedge ineffectiveness was recognized through the income statement during 2005 or 2004.

        Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged item is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged item is based. To manage the risk of nonperformance by counterparties, our interest rate risk management policy requires that we deal only with major financial institutions that have credit ratings no lower than "A-" from a nationally recognized rating agency. Our counterparties at December 31, 2005 met this criteria.

Item 8. Financial Statements and Supplementary Data

Spirit Finance Corporation

Consolidated Financial Statements

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spirit Finance Corporation

        We have audited the accompanying consolidated balance sheets of Spirit Finance Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (August 14, 2003) to December 31, 2003. Our audits also included the financial statement schedule included at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Finance Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 14, 2003) to December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spirit Finance Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 3, 2006

Spirit Finance Corporation

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$524,196	$257,233
Buildings and improvements	881,386	358,811

Total real estate investments	1,405,582	616,044
Less: Accumulated depreciation	(22,729)	(4,303)

	1,382,853	611,741
Mortgage and equipment loans receivable	59,008	40,855

Net investments	1,441,861	652,596
Cash and cash equivalents	30,536	113,225
Lease intangibles, net	21,395	10,742
Deferred costs and other assets, net	19,633	5,664

Total assets	$1,513,425	$782,227

Liabilities and stockholders' equity
Liabilities:
Secured credit facilities	$229,855	$—
Mortgages and notes payable	664,929	178,854
Dividends payable	14,209	7,110
Accounts payable, accrued expenses and other liabilities	11,639	8,560

Total liabilities	920,632	194,524

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 67,663,071 (2005) and 63,506,819 (2004) shares issued and outstanding	677	635
Capital in excess of par value	640,289	599,300
Accumulated distributions in excess of net income	(33,607)	(8,650)
Accumulated other comprehensive loss	(14,566)	(3,582)

Total stockholders' equity	592,793	587,703

Total liabilities and stockholders' equity	$1,513,425	$782,227

See accompanying notes.

Spirit Finance Corporation

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Years Ended December 31,
			Date of Inception (August 14, 2003) to December 31, 2003
	2005	2004
Revenues:
Rentals	$78,087	$19,236	$95
Interest income on mortgage and equipment loans receivable	4,276	3,775	89
Other interest income	2,138	1,942	102

Total revenues	84,501	24,953	286

Expenses:
General and administrative	12,810	7,123	1,405
Depreciation and amortization	19,985	4,417	4
Interest	25,826	4,979	35

Total expenses	58,621	16,519	1,444

Income (loss) from continuing operations	25,880	8,434	(1,158)
Discontinued operations:
Income from discontinued operations	1,167	550	—
Net gains (losses) on sales of real estate	772	(12)	—

Total discontinued operations	1,939	538	—

Net income (loss)	$27,819	$8,972	$(1,158)

Income (loss) per common share:
Basic:
Continuing operations	$0.38	$0.22	$(0.22)
Discontinued operations	0.03	0.02	—

Net income (loss)	$0.41	$0.24	$(0.22)

Diluted:
Continuing operations	$0.38	$0.22	$(0.22)
Discontinued operations	0.03	0.02	—

Net income (loss)	$0.41	$0.24	$(0.22)

Weighted average outstanding common shares:
Basic	67,240,350	37,522,747	5,160,524

Diluted	67,462,750	37,688,074	5,160,524

See accompanying notes.

Spirit Finance Corporation

Consolidated Statements of Stockholders' Equity

From the Date of Inception (August 14, 2003) to December 31, 2005

(dollars in thousands, except per share data)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Comprehensive loss:
Net loss	—	$—	$—	$(1,158)	$—	$(1,158)
Unrealized gain on investment available-for-sale					1	1

Total comprehensive loss						(1,157)
Initial capitalization, August 14, 2003	5,000,000	50				50
Repurchase of common stock	(3,000,000)	(30)				(30)
Reverse stock split: 1-for-1.6666667	(800,000)	(8)	8			—
Private offering, net	30,000,000	300	277,240			277,540
Issuance of shares in repayment of advances	52,612	—	489			489
Restricted stock activity	75,000	1	9			10

Balances at December 31, 2003	31,327,612	313	277,746	(1,158)	1	276,902
Comprehensive income:
Net income				8,972		8,972
Unrealized loss on cash flow hedge					(3,582)	(3,582)
Reclassification of realized gain on investment available-for-sale					(1)	(1)

Total comprehensive income						5,389
Underwriters' over-allotment on private offering, net	6,000,000	60	55,640			55,700
Dividends declared on common stock ($0.44 per share)				(16,464)		(16,464)
Initial public offering, net	26,086,957	261	264,847			265,108
Restricted stock activity, net	92,250	1	1,067			1,068

Balances at December 31, 2004	63,506,819	635	599,300	(8,650)	(3,582)	587,703
Comprehensive income:
Net income				27,819		27,819
Change in net unrealized losses on cash flow hedges					(11,454)	(11,454)
Cash flow hedge losses reclassified to earnings					470	470

Total comprehensive income						16,835
Underwriters' over-allotment on public offering, net	3,913,043	39	40,028			40,067
Dividends declared on common stock ($0.78 per share)				(52,776)		(52,776)
Exercise of stock options	5,000	—	50			50
Restricted stock activity, net	238,209	3	911			914

Balances at December 31, 2005	67,663,071	$677	$640,289	$(33,607)	$(14,566)	$592,793

See accompanying notes.

Spirit Finance Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
			Date of Inception (August 14, 2003) to December 31, 2003
	2005	2004
Cash flows from operating activities
Net income (loss)	$27,819	$8,972	$(1,158)
Adjustments to net income (loss):
Issuance of shares in payment of certain expenses	—	—	489
Depreciation and amortization	20,477	4,653	4
Stock-based compensation	911	1,067	9
Amortization of deferred financing costs	2,350	765	—
Amortization of interest rate swap hedge losses	470	—	—
Net (gains) losses on sales of real estate	(772)	12	—
Other noncash items	285	19	6
Changes in operating assets and liabilities:
Deferred costs and other assets	(2,856)	(2,061)	(492)
Accounts payable, accrued expenses and other liabilities	5,608	4,015	973

Net cash provided by (used in) operating activities	54,292	17,442	(169)

Cash flows from investing activities
Acquisitions of real estate investments	(802,580)	(412,135)	(37,531)
Investment in mortgage and equipment loans receivable	(18,645)	(450)	(40,771)
Proceeds from sales of real estate investments	57,365	6,031	—
Collections of principal on mortgage and equipment loans receivable	429	301	—

Net cash used by investing activities	(763,431)	(406,253)	(78,302)

Cash flows from financing activities
Borrowings under secured credit facilities	579,761	229,171	—
Repayments under secured credit facilities	(349,906)	(229,171)	—
Borrowings under mortgages and notes payable	575,300	—	—
Repayments under mortgages and notes payable	(144,767)	(4,339)	—
Deferred financing costs paid	(12,782)	(3,253)	—
Payments made on forward-starting interest rate swaps	(14,984)	—	—
Proceeds from initial capitalization	—	—	50
Proceeds from private offering, net	—	55,700	277,540
Proceeds from initial public offering, net	40,067	265,108	—
Proceeds from exercise of stock options	50	—	—
Repurchase of common stock	—	—	(30)
Dividends paid on common stock	(45,677)	(9,354)	—
Transfers to restricted cash and escrow deposits	(612)	(915)	—

Net cash provided by financing activities	626,450	302,947	277,560

Net (decrease) increase in cash and cash equivalents	(82,689)	(85,864)	199,089
Cash and cash equivalents, beginning of period	113,225	199,089	—

Cash and cash equivalents, end of period	$30,536	$113,225	$199,089

See accompanying notes.

Spirit Finance Corporation

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

The Company

        Spirit Finance Corporation ("Spirit Finance" or the "Company") is a Maryland corporation formed on August 14, 2003 as a self-managed and self-advised real estate investment trust ("REIT") under the Internal Revenue Code. The common stock of Spirit Finance is listed on the New York Stock Exchange under the symbol "SFC."

        Spirit Finance was formed primarily to acquire single tenant, operationally essential real estate leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Operationally essential real estate includes land and buildings that are vital to the generation of a company's sales and profits. Spirit Finance may also selectively originate and acquire long-term commercial mortgage loans or equipment loans that are integral to its strategy of providing a complete solution of financing products to its customers, and the Company may also make a limited amount of corporate loans to its customers. Spirit Finance's objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as restaurants, movie theaters, educational facilities, specialty retailer properties, recreational facilities, automotive dealers, parts and services facilities, supermarkets, convenience stores/car washes, distribution facilities, industrial properties, interstate travel plazas and other similar businesses.

Principles of Consolidation

        The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

        The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company ("Spirit Management"), Spirit Finance Acquisitions, LLC ("Spirit Acquisitions") and wholly-owned special purpose entities as described below. Spirit Acquisitions was formed primarily to hold real estate assets. Spirit Management was formed as a taxable REIT subsidiary in order to have the operational flexibility to engage in non-REIT activities that may include short-term gains from opportunistic real estate sales, advisory and management fee income, and other sources of revenue not suitable for a REIT. Because Spirit Management is a taxable REIT subsidiary, Spirit Management's net income, if any, will be taxed at regular corporate rates.

        Spirit Finance formed several special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company's secured credit facilities (see Note 4). As a result, substantial amounts of the Company's consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At December 31, 2005 and 2004, assets totaling $1.4 billion and $331.4 million, respectively, were held and liabilities totaling $668.6 million and $178.1 million, respectively, were owed by these special purpose entities and are included in the accompanying Consolidated Balance Sheets.

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

        Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and 20 years for land improvements.

        Lease intangibles, if any, acquired in conjunction with the purchase of real estate generally represent the value of in-place leases or above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on management's estimates of carrying costs during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases. In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and (b) management's estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above- and below-market lease intangibles are amortized over the remaining initial terms of the respective leases as an adjustment to rental revenue.

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

        Revenue Recognition—Spirit Finance leases real estate to its customers under long-term net leases that are classified as operating leases. Lease origination fees and internal direct lease origination costs, including employee compensation directly related to time spent performing successful lease origination activities, are deferred and amortized over the related lease term as an adjustment to rental revenue. Throughout the lease term, the leases may include scheduled rent escalations or escalations based on increases in the Consumer Price Index. The leases may also provide for contingent rent based on a percentage of the lessee's gross sales. The Company recognizes contingent rentals as revenue when the change in the factor on which the contingent lease payment is based actually occurs. For leases with scheduled rent escalations, rental revenue from operating leases is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that the Company will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. In the event a lessee's monthly lease payments become more than 60 days past due, Spirit Finance will suspend revenue recognition on that lease until collectibility is reasonably assured.

        Provision for Bad Debts—The Company reviews its rent receivables for collectibility on a regular basis, taking into consideration changes in factors such as the lessee's payment history, the financial condition of the lessee, business conditions in the industry in which the lessee operates, and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable with respect to any lessee is in doubt, a provision for uncollectible accounts will be established or a direct write-off of the specific rent receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company provides a portfolio valuation allowance ($966,000 and $201,000 at December 31, 2005 and 2004, respectively) based on the risks and estimates of uncollectible receivables that management believes are inherent in the portfolio, giving consideration to industry default rates for long-term receivables.

Mortgage and Equipment Loans Receivable

        Spirit Finance holds its commercial mortgage loans receivable for long-term investment. The mortgage loans are secured by single tenant, operationally essential real estate. The equipment loans are secured by equipment used in the operation of properties owned or financed by the Company. The loans are carried at cost, net of related unamortized premiums or discounts.

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

        Impairment and Provision for Bad Debts—The Company periodically evaluates the collectibility of its mortgage loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management's judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. Pending further investment in real estate, the Company invests cash primarily in money-market funds of a major financial institution consisting of highly rated money market instruments and other short-term obligations.

Restricted Cash and Escrow Deposits

        The Company classified restricted cash totaling $1.0 million and $790,000 at December 31, 2005 and 2004, respectively, in "Deferred costs and other assets, net." These restricted cash balances represented amounts required to be maintained in escrow under certain of the Company's debt agreements. At December 31, 2005 and 2004, Spirit Finance also had deposits in escrow totaling $525,000 and $124,000, respectively, pending investment in real estate.

Accounting for Derivative Financial Instruments and Hedging Activities

        Derivatives are recognized on the balance sheet at fair value as either assets or liabilities. In determining the fair values of the derivative financial instruments, the Company uses either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate certain market data inputs.

        The Company's interest rate derivative contracts are designated to mitigate the risk of changes in forecasted interest payments and are considered to be cash flow hedges. At inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the hedging instrument and the forecasted transaction, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the interest rate derivative contract has been highly effective in offsetting changes in cash flows of the forecasted financing transaction and whether it is expected to be highly effective in the future.

        For derivatives designated as cash flow hedges, the fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. The effective portions of the corresponding gain or loss on the derivatives are recorded in accumulated other comprehensive income within stockholders' equity. When the anticipated debt is issued, the fair value of the hedge contract at that time will be recorded in accumulated other comprehensive income and amortized into earnings as a yield adjustment over the term of the new debt instrument. Any ineffective portions of the corresponding gain or loss are recognized immediately in the income statement.

Income Taxes

        Spirit Finance has elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, Spirit Finance generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company's sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. If Spirit Finance fails to qualify as a REIT in any taxable year, it may be subject to federal income tax (including any applicable alternative minimum tax). Even if Spirit Finance qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes and to federal income tax and excise tax on its undistributed income. Management believes that the Company has qualified and will continue to qualify as a REIT.

        During the year ended December 31, 2005, the federal income tax provision attributable to the operations of Spirit Management (the Company's consolidated taxable REIT subsidiary) was not material to the consolidated results of operations. No provision for federal income taxes was made for the period from inception through December 31, 2004 as Spirit Management was not engaged in any active business operations.

Stock-Based Compensation

        Effective January 1, 2005, Spirit Finance elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," under the modified prospective transition method described by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" for all unvested stock-based awards outstanding at January 1, 2005 and for all new grants made in 2005. Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant. The fair value of the options was estimated on the grant dates using the minimum-value method, which omits the assumption of any volatility, because the Company was not a public entity on the respective grant dates. Using the minimum-value method, the fair value of the stock options was zero on the date of grant. Compensation expense for the unvested stock options outstanding on January 1, 2005 continues to be recognized using the minimum-value method. For stock options granted in 2005, the estimated grant date fair value was calculated using the Black-Scholes-Merton formula. In accordance with SFAS No. 123, this estimated fair value will be expensed over the stock option vesting period on a straight-line basis.

        The adoption of SFAS No. 123 did not have a material impact on the Company's financial position or results of operations. Had Spirit Finance adopted the fair-value based method as of its inception on August 14, 2003, the Company's net income and income per common share for the year ended December 31, 2004 and for the period from inception (August 14, 2003) to December 31, 2003 would not have changed from the reported amounts.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). On April 14, 2005, the Securities and

Exchange Commission delayed the effective date of SFAS No. 123R to January 1, 2006 for calendar-year public companies. This standard requires companies to recognize compensation expense using a fair-value based method for all equity-classified awards granted, modified or settled on or after January 1, 2006. The adoption of SFAS No. 123R effective January 1, 2006 is not expected to have a material effect on the Company's financial position or results of operations.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity as to which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. The Company intends to comply with FIN 47's requirements for any applicable contingent asset retirement obligations that may arise in the future.

2. Investments

        At December 31, 2005, Spirit Finance had investments in 684 real estate properties, including 589 owned real estate properties with a gross acquisition cost of $1,428.5 million (including $22.9 million of total related lease intangibles, see Note 3) and mortgage loans receivable representing 95 properties with a carrying amount of $55.6 million. At December 31, 2005, the Company also held four equipment loans with an aggregate outstanding balance of $3.4 million secured by equipment used in the operation of certain real estate properties owned by the Company. A substantial portion of the Company's investments are pledged as collateral under debt obligations (see Note 4).

        The Company's investments are geographically dispersed throughout 40 states. Including the Company's mortgage loans receivable described below and the related lease intangibles, only one state, Texas (17%), accounted for 10% or more of the total dollar amount of Spirit Finance's investment portfolio at December 31, 2005.

        During the year ended December 31, 2005, the Company had the following real estate acquisition and loan origination activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments(a)
Balance, December 31, 2004	374	$667,927
Acquisitions and loan originations	353	877,310
Sales (see Note 11)	(43)	(57,285)
Principal payments and premium amortization	—	(492)

Balance, December 31, 2005	684	$1,487,460

(a)
The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of the mortgage and equipment loans receivable.

Real Estate Investments

        The following table reports the amount of real estate investment (excluding related lease intangibles) and related accumulated depreciation held by the Company at December 31, 2005 (dollars in thousands):

		Gross Carrying Amount at December 31, 2005
	Number of Owned Properties	Land and Improvements	Buildings and Improvements	Total
Restaurants	370	$191,140	$207,655	$398,795
Movie theaters	23	60,581	127,525	188,106
Educational facilities	20	34,930	115,960	150,890
Specialty retailer properties	31	55,066	86,870	141,936
Recreational facilities	8	27,323	73,835	101,158
Automotive dealers, parts and service facilities	17	43,614	36,901	80,515
Supermarkets	19	12,379	47,723	60,102
Convenience stores/car washes	27	32,091	20,971	53,062
Distribution facilities	44	19,843	31,069	50,912
Industrial properties	9	10,141	37,610	47,751
Interstate travel plazas	4	21,434	16,101	37,535
Call centers	2	4,413	28,556	32,969
Health clubs/gyms	5	4,279	18,743	23,022
Medical offices	1	1,445	19,112	20,557
Drugstores	9	5,517	12,755	18,272

Total real estate investments	589	$524,196	$881,386	$1,405,582

        The Company's properties are leased to customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2005 was approximately 14 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

        Scheduled minimum future rentals to be received under the remaining term of the noncancelable operating leases at December 31, 2005 are as follows (dollars in thousands):

2006	$122,091
2007	122,314
2008	122,597
2009	123,003
2010	123,124
Thereafter	1,187,405

Total future minimum rentals	$1,800,534

        Since lease renewal periods are exercisable at the option of the lessee, the above table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessee's gross sales or lease escalations based on future changes in the Consumer Price Index. Contingent rental revenue based on a percentage of the lessee's gross sales totaled $486,000 and $103,000 in 2005 and 2004, respectively. There was no contingent rental revenue in 2003.

Mortgage and Equipment Loans Receivable

        At December 31, 2005, the Company held a total of 95 first priority mortgage loans (representing three borrowers) that had an aggregate carrying amount of $55.6 million, including an unamortized premium of $1.2 million. The largest individual mortgage loan receivable had a carrying amount of approximately $1 million. The loans, which are secured by single tenant commercial properties, generally provide for monthly collections of principal and interest with scheduled increases in interest rates over the life of the loans. The Company's mortgage loans receivable are pledged as collateral under the Company's debt agreements (see Note 4). At December 31, 2005, the Company also held four equipment loans with an outstanding balance of $3.4 million. The equipment loans are secured by equipment used in the operation of certain real estate properties owned by the Company. No loan loss allowances were recorded on the loans receivable at December 31, 2005 or 2004.

        The following table provides additional information on the Company's loans receivable at December 31, 2005 (dollars in thousands):

	Number of Properties Financed	Weighted- Average Contractual Interest Rate	Weighted Average Effective Interest Rate	Final Maturity Date	Carrying Amount of Loans(b)
Mortgage loans:(a)
Restaurants	63	9.47%	9.28%	2011-2030	$35,526
Automotive parts and service facilities	32	9.23%	8.94%	2021	20,108
Equipment loans	—	8.52%	8.52%	2012-2015	3,374

Total loans	95				$59,008

(a)
One loan matures in 2011, three loans mature in 2016, 63 loans mature in 2021 with a balloon payment of $13.5 million and 28 loans mature in 2030. The loans may be prepaid, with penalties.

(b)
The aggregate cost for Federal income tax purposes approximates the carrying amount of the mortgage and equipment loans.

        The following is a reconciliation of the carrying amount of loans from the date of inception through December 31, 2005 (dollars in thousands):

	Number of Properties Financed(a)	Carrying Amount of Loans
New loans from date of inception (August 14, 2003) through December 31, 2003	67	$40,771
Amortization of premium	—	(5)

Balance, December 31, 2003	67	40,766
New loans	—	450
Collections of principal	—	(301)
Amortization of premium	—	(60)

Balance, December 31, 2004	67	40,855
New loans	28	18,645
Collections of principal	—	(429)
Amortization of premium	—	(63)

Balance, December 31, 2005	95	$59,008

(a)
Excludes the four equipment loans originated by the Company.

3. Lease Intangibles, Net

        Lease intangibles at December 31, 2005 and 2004 included the following (dollars in thousands):

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place leases	$22,870	$1,475	$21,395	$10,600	$268	$10,332
Above-market leases	—	—	—	428	18	410

Total	$22,870	$1,475	$21,395	$11,028	$286	$10,742

        During 2005, the Company recorded $13.0 million of lease intangibles representing the value of in-place leases on real estate properties acquired during 2005 and sold properties which had $1.2 million of related lease intangibles.

        Aggregate amortization expense for 2005 and 2004 totaled $1.3 million and $288,000, respectively. Amortization related to in-place leases, totaling $1.3 million and $270,000 in 2005 and 2004, respectively, was included in "Depreciation and amortization." Amortization related to intangibles associated with above-market leases, totaling $18,000 in 2004, was recorded as a reduction of rental revenue. All of the properties associated with the above-market lease intangibles were sold during 2005; the 2005 amortization, totaling $7,000, related to these intangibles is included in discontinued operations (see Note 11). Based on the balance of the intangible assets at December 31, 2005, the aggregate amortization expense is expected to be $1.9 million in each of the years 2006 through 2009 and $1.8 million in 2010. The weighted average remaining amortization period of the lease intangibles is 12 years.

4. Debt

Secured Credit Facilities

        As of December 31, 2005, the Company had an aggregate borrowing capacity of $500 million under two separate secured credit facilities with Citigroup Global Markets Realty Corp. and Credit Suisse. Outstanding borrowings on those facilities totaled $229.9 million at December 31, 2005. These short-term credit facilities, which are described in more detail below, are used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.

        In September 2005, Spirit Finance established a $200 million revolving secured credit facility with Citigroup Global Markets Realty Corp. The facility matures in September 2006, with the ability to extend the facility with the consent of the bank. Borrowings under the facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus 1.50%. In addition, on November 7, 2005, the Company established a $200 million revolving secured credit facility with Credit Suisse. The facility matures in November 2006. Borrowings under this facility will require monthly payments of interest indexed to LIBOR plus 1.25% and a non-use fee may be incurred under certain circumstances. The facilities are structured as master loan repurchase agreements, and borrowings under the facilities are secured by mortgages on specific real estate investments that the Company owns and pledges as collateral under the facilities. On December 7, 2005, the Citigroup facility was amended to permit an additional $100 million of borrowings, for a total borrowing capacity of $300 million under this facility. Borrowings under this portion of the facility require monthly payments of interest based on one-month LIBOR plus 1.50%—2.75%, depending on amounts borrowed. The interest rates on these borrowings are subject to increase in the event the Company exceeds a specified leverage amount. The additional $100 million of borrowings under the facility are secured by the Company's equity ownership interest in one of its consolidated, special purpose subsidiaries. At December 31, 2005, the one-month LIBOR rate was 4.39%.

        The Company is subject to various financial and nonfinancial covenants under the secured credit facilities, including maintaining a minimum tangible net worth of $400 million, a maximum total debt to tangible net worth ratio and a minimum liquidity requirement of $15 million. As of December 31, 2005, Spirit Finance was in compliance with these covenants. At December 31, 2005, real estate properties and mortgage notes receivable with an aggregate investment of $389.6 million were pledged as collateral for borrowings under the secured credit facilities.

        The Company's previously existing $125 million secured credit facility with Citigroup Global Markets Realty Corporation and its $250 million secured facility with Bank of America Mortgage Capital Corp. expired in July 2005 and September 2005, respectively.

Mortgages and Notes Payable

        The Company's mortgages and notes payable at December 31, 2005 and 2004 are summarized below (dollars in thousands):

	December 31, 2005	December 31, 2004
Net-lease mortgage notes payable, Series 2005-1:
Class A-1 amortizing mortgage note, 5.05%, due 2020	$179,778	$—
Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	—
Secured fixed-rate mortgage notes payable:
8.44% Note, effective interest rate 6.62%, balloon due 2010	16,617	16,783
8.60% Note, effective interest rate 6.20%, balloon due 2010	6,854	6,971
9.02% Note, effective interest rate 6.19%, balloon due 2010	6,420	6,522
9.02% Note, effective interest rate 6.25%, balloon due 2010	2,777	2,821
5.78% Note, balloon due 2010	15,500	—
6.50% Note, balloon due 2012	14,228	—
5.90% Note, balloon due 2012	8,500	—
5.40% Notes, balloons due 2014	35,202	—
5.30% Note, balloon due 2015	38,993	—
5.62% Note, balloon due 2015	35,629	—
5.26% Note, balloon due 2015	30,108	—
5.62% Note, balloon due 2015	6,232	—
5.40% Note, balloon due 2015	4,785	—
Secured variable-rate promissory notes, interest only, 1-month LIBOR + 3.0%, paid March 2005	—	140,135
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,257	2,330

	662,180	175,562
Unamortized debt premium	2,749	3,292

Total mortgages and notes payable	$664,929	$178,854

        On July 26, 2005, a consolidated special purpose subsidiary of Spirit Finance issued $441.3 million aggregate principal amount of net-lease mortgage notes payable segregated in two classes as noted in the table above. The payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under an insurance policy issued by Ambac Assurance Corporation. The collateral pool securing the notes is comprised of 408 single tenant commercial real estate properties. The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate investments from time to time subject to certain conditions. In addition, the note structure allows for the addition of collateral to the pool and the issuance of additional series of notes secured by the increased collateral pool of properties. The net-lease mortgage notes are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $641.2 million at December 31, 2005 and the member interest of this special purpose entity is pledged as collateral under one of the Company's secured credit facilities.

        The Company's secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance's ability to incur additional indebtedness on the underlying real estate collateral. As of December 31, 2005 and 2004, Spirit Finance was in compliance with these covenants. At December 31, 2005 and 2004, the fixed-rate mortgages and notes payable were secured by real estate properties with an aggregate investment of $340.7 million and $243.4 million, respectively.

        The mortgages and notes payable require monthly principal and interest payments; the notes payable also require balloon payments totaling $44.8 million due in 2010, $19.5 million due in 2012, $29.7 million due in 2014, $96.5 million due in 2015 and $258.3 million due 2020. The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. Scheduled annual debt maturities, including balloon payments, in the next five years are as follows (dollars in thousands):

2006	$11,789
2007	12,519
2008	13,251
2009	14,101
2010	58,933
Thereafter	554,336

$664,929

        The financing costs related to the establishment of the secured credit facilities and mortgages and notes payable are deferred and amortized to interest expense using either the effective interest or straight-line method over the initial term of the related debt instrument. Unamortized financing costs totaled $12.9 million and $2.5 million at December 31, 2005 and 2004, respectively, and are included in the caption, "Deferred costs and other assets, net."

5. Derivatives and Hedging Activities

        The Company uses interest rate derivative contracts (interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes. As of December 31, 2005, Spirit Finance had three outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $225 million. These derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance of at least $230 million expected to be issued in 2006. As the hedging relationships are expected to be highly effective at achieving offsetting changes in future cash flows, these interest rate swaps are accounted for as cash flow hedges. Hedge effectiveness is assessed using the hypothetical derivative method. During 2005 and 2004, no hedge ineffectiveness was recognized and there were no gains and losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. Further, no hedge relationships were discontinued during the years ended December 31, 2005 and 2004.

        At December 31, 2005, the fair value of two of the outstanding forward-starting interest rate swaps was an asset totaling approximately $975,000 which is included in "Deferred costs and other assets, net" with a corresponding amount recorded in "Accumulated other comprehensive loss." In addition, the fair value of one of the outstanding forward-starting interest rate swaps in place at December 31, 2005 and one swap in place at December 31, 2004 was a liability of approximately $1.0 million and $3.6 million, respectively, and are included in "Accounts payable, accrued expenses and other liabilities" with a corresponding amount recorded in "Accumulated other comprehensive loss."

        In conjunction with the issuance of the net-lease mortgage notes payable in July 2005 (see Note 4), the Company settled two forward-starting interest rate swap agreements. The fair value of the interest rate swaps at the time of settlement was a liability totaling $15.0 million and is being amortized to earnings, using the effective interest method, as an increase to interest expense over a period of 25 years. During the year ended December 31, 2005, this amortization totaled $470,000. At December 31, 2005, the Company expects to reclassify approximately $965,000 of net losses (including an estimated amount for outstanding swaps) on derivative instruments from accumulated other comprehensive income as an increase in interest expense over the next twelve months. The unamortized balance of the settled interest rate swaps at December 31, 2005 was $14.5 million and is included in "Accumulated other comprehensive loss."

6. Stockholders' Equity

        On December 31, 2005, there were 67,663,071 shares of common stock outstanding. Of the common shares authorized but unissued at December 31, 2005, 2,399,541 shares were reserved and available for issuance under the employee stock plan.

        Under the terms of a stockholder agreement, 180,000 shares held by Spirit Finance Holdings, LLC ("Spirit Holdings"), an Arizona limited liability company owned primarily by certain executive officers of Spirit Finance, are restricted at December 31, 2005 and subject to repurchase by the Company for $0.01 per share. Spirit Finance will repurchase 60,000 shares of its common stock covered by the agreement from Spirit Holdings for each year that the Company does not meet the performance criteria specified in the agreement on a cumulative basis through 2008.

        During 2005, the Company made distributions to its stockholders, aggregating $0.76 per common share. Of this amount, $0.44 per share was taxable as ordinary income and $0.32 per share represented a return of capital (to the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated as a tax free return of capital). During 2004, the Company made distributions to its stockholders, aggregating $0.25 per common share, all of which were taxable as ordinary income. No dividends were declared during 2003.

7. Commitments and Contingencies

        At December 31, 2005, Spirit Finance has contractual commitments totaling $49.3 million for future improvements on properties the Company currently owns. These improvements include costs to be incurred on facilities during which the tenant's business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced. In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006 and 2007, will result in increases in related contractual rent.

        The Company leases its current corporate office space and certain operating equipment under noncancelable agreements from unrelated third parties. The Company is also a lessee under three noncancelable ground leases under which it is obligated to pay monthly rent. Total rental expense amounted to $328,000, $217,000 and $87,000 during 2005, 2004 and 2003, respectively. At December 31, 2005, the Company's minimum aggregate rental commitment under all noncancelable operating leases was: $522,000 in 2006, $535,000 in 2007, $550,000 in 2008, $563,000 in 2009, $566,000 in 2010 and $4.7 million thereafter.

        The Company has entered into employment agreements with its six senior officers. The current terms of the employment agreements will end in December 2006, and will automatically extend for one additional year unless either party terminates the agreement. The agreements provide for annual base salaries and maximum bonuses. For 2006, the maximum aggregate annual cash compensation under these agreements totals approximately $4.3 million. Under these agreements, in the event of a change in control or if an executive officer were to be terminated without cause, Spirit Finance would be liable for a lump-sum severance payment at rates ranging from one and one-half to two times the sum of the officer's base salary plus maximum target bonus and other termination benefits. In addition, in the event of a change in control, Spirit Finance would provide to other officers of the Company certain termination benefits and a lump-sum severance payment equal to (i) the officers' annual base salary, plus (ii) either (a) the officers' highest annual bonus received in any one of the immediately preceding three years, or (b) $100,000 in the case of certain officers.

        The Company may be subject to claims or litigation in the ordinary course of business. At December 31, 2005, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company's financial position or results of operations.

8. Fair Value of Financial Instruments

        The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2005 and 2004. These estimates require management's judgment and may not be indicative of their future fair values.

        Financial assets and liabilities for which the carrying values approximate their fair values include: cash and cash equivalents, restricted cash and escrow deposits, secured credit facilities, variable-rate mortgage notes payable and derivative financial instruments (see Note 5 for fair values of derivative assets and liabilities). Generally these assets and liabilities are short-term in duration or are recorded at fair value on the Consolidated Balance Sheets. The estimated fair values of the fixed-rate mortgage and equipment loans receivable and the fixed-rate mortgages and notes payable have been derived based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. At December 31, 2005 and 2004, the estimated fair value of the Company's fixed-rate mortgage and equipment loans receivable exceeded the carrying amounts by approximately $1.9 million and $1.7 million, respectively. The estimated fair value of the Company's fixed-rate mortgages and notes payable was approximately $9.9 million below its carrying amount at December 31, 2005 and exceeded carrying amounts by approximately $400,000 at December 31, 2004.

9. Significant Credit and Revenue Concentrations

        The Company's properties are operated by 106 customers that provide retail, distribution or service activities in various industries with no individual credit exposure greater than 5.7% of the Company's total investment portfolio at December 31, 2005. Approximately 14% of the Company's 2004 revenues and 33% of its 2003 revenues were derived under a single master lease agreement with one customer. As a result of the growth in the investment portfolio due to the acquisition of properties during 2005, rental revenue generated from this customer represented less than 5% of revenues in 2005. Interest income on mortgage loans receivable was primarily generated equally from two customers during 2005, 2004 and 2003. Interest income generated from both of these customers represented approximately 4%, 7% and 16% of revenues in 2005, 2004 and 2003, respectively.

10. Stock-Based Compensation Plan and Other Employee Benefits

        In May 2005, the Company's stockholders approved the Amended and Restated 2003 Stock Option and Incentive Plan that provides for the issuance of (1) nonqualified stock options; (2) incentive stock options; (3) dividend equivalent rights; (4) stock appreciation rights; (5) phantom stock rights; and (6) restricted stock to employees and non-employee directors. The plan provides for a total of 4,100,000 shares available for grant; shares remaining available for grant under the plan at December 31, 2005 totaled 2,399,541.

        The following table summarizes stock option grants and related information for 2005, 2004 and 2003:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Period of Inception (August 14, 2003) through December 31, 2003
	Shares	Weighted Average Exercise Price per Share		Shares	Weighted Average Exercise Price per Share		Shares	Weighted Average Exercise Price per Share
Outstanding at beginning of period	1,290,000	$10.00		1,230,000	$10.00		—	—
Granted	30,000	$11.81		60,000	$10.00		1,230,000	$10.00
Exercised	(5,000)	$10.00		—	—		—	—
Forfeited	(25,000)	$11.09		—	—		—	—

Outstanding at end of year	1,290,000	$10.02		1,290,000	$10.00		1,230,000	$10.00

Options exercisable at end of year	577,000	$10.00		282,000	$10.00		—
Weighted average remaining contractual life of options outstanding and exercisable	8 years			9 years			10 years
Weighted average fair value of options granted during the period		$1.09	(a)		$0.00	(b)		$0.00	(b)

(a)
The fair value of these options was estimated on the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (i) expected life of stock options of 6.5 years, (ii) expected volatility of 19.5%, (iii) dividend yield of 6.4%, and (iv) risk free rate of return of 4.1%.

(b)
As described in Note 1, Spirit Finance used the minimum-value method to determine the fair value of these options because it was not a public company on the dates the options were granted.

        Each option has an exercise price equal to the market price (or estimated fair value, for options granted prior to the Company becoming a public entity) of the Company's common stock on the date of grant. Stock options vest ratably each year over a three- or five-year period, subject to continued employment, and will expire ten years after the date of the grant. Compensation expense related to stock options granted in 2005 is recognized on a straight-line basis over the stock option vesting period. There was no compensation expense related to stock options granted in 2004 and 2003 as the fair value was zero on the date of grant.

        The following table summarizes restricted stock activity and related information for 2005, 2004 and 2003:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Period of Inception (August 14, 2003) through December 31, 2003
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at beginning of period	167,250	$10.00	75,000	$10.00	—	—
Granted	268,227	$11.71	93,000	$10.00	75,000	$10.00
Vested	(52,974)	$10.00	—	—	—	—
Forfeited	(30,018)	$10.93	(750)	—	—	—

Outstanding at end of year	352,485	$11.22	167,250	$10.00	75,000	$10.00

        Restricted stock awards, which are granted and valued based on the fair value of Spirit Finance common stock on the date of grant, vest ratably over a three- or five-year period. In general, fifty percent of the restricted shares granted to employees vest solely over time and the other fifty percent vest over time based on meeting yearly performance criteria. The performance criteria include meeting total return targets each year (or on a cumulative basis) over the full three- or five-year period. Restricted shares granted to non-employee directors and certain employees vest solely over time. Compensation expense related to restricted stock awards granted in 2005 is recognized on a straight-line basis over the vesting period. Compensation expense related to restricted stock awards granted prior to 2005 is recognized on a graded (accelerated) vesting schedule over the vesting period.

        Stock-based compensation is included in "General and administrative" expenses in the Consolidated Statements of Operations. The Company's aggregate stock-based compensation expense, net of forfeitures, during 2005, 2004 and 2003 was $911,000, $1,067,000 and $9,000, respectively.

        In 2004, Spirit Finance established a defined contribution retirement savings plan qualified under section 401(a) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is available to full-time employees who have completed at least six months of service with the Company. Spirit Finance provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions totaled $97,000 and $49,000 in 2005 and 2004, respectively.

11. Discontinued Operations

        Periodically, Spirit Finance may sell real estate properties that do not meet its long-term strategic investment objectives. Such properties are typically acquired in conjunction with the purchase of a portfolio of real estate properties. The Company considers these occasional sales of real estate properties to be a part of its long-term operating business strategy of acquiring and holding a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as "discontinued operations" in the Consolidated Statements of Operations. As a result of this reporting requirement, each time a property is sold, previously reported "income from continuing operations" will be restated to reclassify the operations of such property into discontinued operations. This presentation has no impact on net income or cash flow.

        During the year ended December 31, 2005, the Company sold 43 properties for $57.4 million in net sales proceeds, resulting in an aggregate net gain of $772,000. During 2004, Spirit Finance sold four properties for $6.0 million in net sale proceeds, resulting in an aggregate net loss of $12,000. All of the current and prior period operations and net gains (losses) realized from these real estate dispositions have been reclassified into discontinued operations.

        The following table sets forth the components of discontinued operations related to the 47 properties sold subsequent to January 1, 2004 (dollars in thousands).

	Years Ended December 31,
	2005	2004
Rental revenues	$1,989	$1,275

Expenses:
General and administrative	14	10
Depreciation and amortization	492	236
Interest	316	479

Total expenses	822	725

Income from discontinued operations	1,167	550
Net gains (losses) on sales of real estate	772	(12)

Total income from discontinued operations	$1,939	$538

12. Income per Common Share

        A reconciliation of the numerators and denominators used in the computation of basic and diluted net income per common share is as follows (dollars in thousands):

	Years Ended December 31,
			Date of Inception (August 14, 2003) to December 31, 2003
	2005	2004
Income available to common shareholders:
Continuing operations	$25,880	$8,434	$(1,158)
Discontinued operations	1,939	538	—

Net income (loss)	$27,819	$8,972	$(1,158)

Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	67,240,350	37,522,747	5,160,524
Effect of unvested restricted stock	84,845	151,958	—
Effect of stock options(a)	137,555	13,369	—

Weighted average outstanding common shares used in the calculation of diluted income per common share	67,462,750	37,688,074	5,160,524

(a)
Options to purchase 15,000 shares of common stock at December 31, 2005 were outstanding but were not included in the computation of diluted net income per common share for the year ended December 31, 2005 because the effect was not dilutive. Options to purchase 1,230,000 shares of common stock and 75,000 shares of restricted stock were outstanding at December 31, 2003, but were not included in the computation of diluted net loss per common share from the date of inception (August 14, 2003) to December 31, 2003 because the effect was not dilutive.

13. Related Party Transactions

        Spirit Finance purchased four interstate travel plaza facilities for approximately $37.5 million in December 2003 in a sale-leaseback transaction under which the properties were leased back to the seller under an operating lease. The Company's Chairman of the Board is a member of the board of directors of the seller. Rental revenues totaled $3.6 million, $3.6 million and $96,000 in 2005, 2004 and 2003, respectively, under this lease.

        One of the Company's independent directors has been an active member of the board of directors of a customer operating the underlying properties that collateralize approximately one-third of the mortgage loans receivable held at December 31, 2005. In addition, during 2004, Spirit Finance acquired four properties under a sale-leaseback transaction for an aggregate purchase price of $3.4 million from the customer. Interest income on the mortgage loans receivable and rental revenue on the lease aggregated $2.2 million, $2.0 million and $46,000 in 2005, 2004 and 2003, respectively.

        Prior to the closing of the private offering in December 2003, Spirit Finance's organizational and start-up expenses, including costs incurred by Spirit Holdings on behalf of Spirit Finance before its incorporation, were paid on its behalf by Spirit Holdings under an intercompany advance agreement. Spirit Holdings charged Spirit Finance interest at 8% on funds advanced, which totaled $35,000 from the date of inception (August 14, 2003) through December 31, 2003. Upon completion of the private offering, Spirit Finance issued 52,612 shares of common stock to Spirit Holdings in repayment of $489,291 of amounts advanced, with the balance of amounts advanced, totaling $1.0 million, paid in cash in accordance with the agreement. Spirit Holdings is a holding company owned equally by the Company's Chairman of the Board and the Chief Executive Officer.

        On October 1, 2003, Spirit Finance repurchased 3,000,000 shares of its common stock for $30,000, or $0.01 per share, from Spirit Holdings. In exchange, Spirit Finance issued a note payable for $30,000, accruing interest at 8% per annum, payable upon demand. The note was paid on December 17, 2003.

        Prior to the relocation to its current headquarters, Spirit Finance paid a company that is wholly owned by its Chairman of the Board for the rental of its prior office space. The amount Spirit Finance paid is equal to the amount the affiliate paid to a third party lessor. Spirit Finance paid rent of $81,000 in 2004 and $87,000 in 2003 for its prior office space.

14. Supplemental Cash Flow Information

        Spirit Finance assumed existing mortgages and notes payable (including debt premium) of $56.1 million and $39.2 million on real estate investments acquired during 2005 and 2004, respectively. In addition, in conjunction with the acquisition of certain real estate investments during 2004, Spirit Finance entered into interim seller financing of $144.3 million in mortgage notes payable. Interest paid during 2005, 2004 and 2003 totaled $20.2 million, $4.1 million and $36,000, respectively. Income and franchise taxes paid during 2005 and 2004 were $523,000 and $94,000, respectively. No income or franchise taxes were paid during 2003.

15. Quarterly Financial Information (Unaudited)

        The following table summarizes the unaudited consolidated quarterly results of operations for the years ended December 31, 2005 and 2004. As discussed in Note 11, SFAS No. 144 requires that gains and losses from any sales of properties and all operations from these properties be reclassified as "discontinued operations" in the Consolidated Statements of Operations. As a result of this reporting requirement, each time a property is sold, previously reported "income from continuing operations" will be restated to reclassify the operations of such property into discontinued operations. This presentation has no impact on net income. Quarterly income or loss per share may not add to the respective annual amounts due to the weighting of shares outstanding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2005
Revenues	$14,505	$17,402	$23,353	$29,241
Income from continuing operations	6,210	6,780	6,139	6,751
Net income	6,819	7,478	6,652	6,870
Basic income per common share:
Continuing operations	0.09	0.10	0.09	0.10
Net income	0.10	0.11	0.10	0.10
Diluted income per common share:
Continuing operations	0.09	0.10	0.09	0.10
Net income	0.10	0.11	0.10	0.10
Cash dividends declared per common share	0.19	0.19	0.19	0.21
2004
Revenues	$2,553	$3,305	$7,652	$11,443
Income from continuing operations	812	1,262	2,981	3,379
Net income	812	1,282	3,221	3,657
Basic income per common share:
Continuing operations	0.02	0.03	0.08	0.08
Net income	0.02	0.03	0.09	0.09
Diluted income per common share:
Continuing operations	0.02	0.03	0.08	0.08
Net income	0.02	0.03	0.09	0.09
Cash dividends declared per common share	—	—	0.06	0.38	(a)

(a)
During the fourth quarter of 2004, the Company declared dividends of $0.19 per common share related to the third quarter and $0.19 related to the fourth quarter.

16. Subsequent Events

        In February 2006, the Company completed a public offering of 13,800,000 additional shares of common stock which raised aggregate proceeds of $154.2 million, after deducting the underwriters' discounts but before offering expenses. Of the net proceeds from the stock offering, $110.3 million was used to reduce borrowings under one of the secured credit facilities. In addition, subsequent to December 31, 2005, the Company granted 402,568 shares of restricted stock to officers and employees.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Controls and Procedures

        As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

        Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our Chief Executive Officer and our Chief Financial Officer also concluded that during the fiscal quarter ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        It should be noted that the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Management's Report on Internal Control over Financial Reporting

        Spirit Finance Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report").

        Based on our evaluation and criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited our consolidated financial statements, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spirit Finance Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Spirit Finance Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spirit Finance Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Spirit Finance Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Spirit Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit Finance Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (August 14, 2003) to December 31, 2003 of Spirit Finance Corporation and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 3, 2006

Item 9B.    Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item with respect to the Registrant's directors and executive officers, audit committee financial expert and filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 19, 2006, to be filed pursuant to Regulation 14A.

        The Registrant has adopted a code of business conduct and ethics (the "Code of Business Conduct and Ethics") applicable to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller, and to all officers, directors and employees of the Registrant. The Code of Business Conduct and Ethics is available on the Company's website, www.spiritfinance.com, and is available in print to any stockholder who requests it.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

        On January 17, 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11. Executive Compensation

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 19, 2006, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 19, 2006, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 19, 2006, to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

        This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 19, 2006, to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this Report:

1.
Financial Statements.    See Index to Financial Statements under Item 8 of this report.

2.
Financial Statements Schedules.    See Schedule III on page S-1 of this Report. All other financial statement schedules are omitted since they are not required, are inapplicable or the required information is included in the financial statements or notes thereto.

3.
Exhibits.    The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement.(1)
3.2	Bylaws.(2)
4.1	Form of Common Stock Certificate.(2)
4.2	Master Indenture dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(3)
4.3	Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(3)
10.1	Amended and Restated Employment Agreement between the Registrant and Morton H. Fleischer.
10.2	Amended and Restated Employment Agreement between the Registrant and Christopher H. Volk.
10.3	Employment Agreement between the Registrant and Catherine F. Long.(2)
10.4	Employment Agreement between the Registrant and Jeffrey M. Fleischer.(2)
10.5	Employment Agreement between the Registrant and Gregg A. Seibert.(2)
10.6	Employment Agreement between the Registrant and Michael T. Bennett.(4)
10.7	Amended and Restated Spirit Finance Corporation 2003 Stock Option and Incentive Plan.(1)
10.8	Stockholder Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of October 15, 2003.(2)
10.9	Master Lease Agreement dated as of December 23, 2003 between the Registrant and Flying J Inc.(5)
10.10	Master Repurchase Agreement among Bank of America Mortgage Capital Corporation, Spirit Funding Company, LLC and the Registrant dated as of August 9, 2004.(2)
10.11	Amended and Restated Master Repurchase Agreement between Citigroup Global Markets Realty Corp. and the Registrant dated as of December 7, 2005.(6)
10.12
Master Repurchase Agreement among the Registrant and Alpine Securitization Corp., Credit Suisse, New York Branch, as buyers, and Credit Suisse, New York Branch, as agent for the buyers, dated as of November 7, 2005.(7)
10.13	Second Amended and Restated Servicing Agreement Dated as of August 9, 2004 between the Registrant and Midland Loan Services, Inc.(2)

10.14	Property Management and Servicing Agreement dated as of July 26, 2005, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc.(3)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 20, 2005.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-116408.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 2005.

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 5, 2005.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-119810.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 7, 2005.

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 7, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT FINANCE CORPORATION
Date: March 6, 2006	By:	/s/ CHRISTOPHER H. VOLK Christopher H. Volk President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MORTON H. FLEISCHER Morton H. Fleischer	Chairman of the Board	March 6, 2006
/s/ CHRISTOPHER H. VOLK Christopher H. Volk	President, Chief Executive Officer and Director	March 6, 2006
/s/ CATHERINE LONG Catherine Long	Chief Financial Officer, Senior Vice President and Treasurer	March 6, 2006
/s/ CATHERINE L. STEVENSON Catherine L. Stevenson	Vice President and Controller	March 6, 2006
/s/ WILLIE R. BARNES Willie R. Barnes	Director	March 6, 2006
/s/ LINDA BLESSING Linda Blessing	Director	March 6, 2006
/s/ DENNIS E. MITCHEM Dennis E. Mitchem	Director	March 6, 2006
/s/ PAUL F. OREFFICE Paul F. Oreffice	Director	March 6, 2006

/s/ JAMES R. PARISH James R. Parish	Director	March 6, 2006
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	March 6, 2006
/s/ CASEY J. SYLLA Casey J. Sylla	Director	March 6, 2006
/s/ SHELBY YASTROW Shelby Yastrow	Director	March 6, 2006

Spirit Finance Corporation

Schedule III—Real Estate Investments and Accumulated Depreciation

		Initial Cost to Company and Gross Carrying Amount at December 31, 2005
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 4)	Accumulated Depreciation (Note 5)	Date Acquired
	(Dollars in thousands)
Birmingham, AL	Note 2	$229	$512	$741	$(28)	2004
Birmingham, AL	Note 2	245	471	716	(24)	2004
Daphne, AL	Note 2	576	276	852	(13)	2004
Geneva, AL	Note 2	278	141	419	(10)	2004
Huntsville, AL	$—	2,722	5,153	7,875	(89)	2005
Huntsville, AL	Note 2	451	1,555	2,006	(71)	2004
Mobile, AL	—	522	464	986	(18)	2004
Mobile, AL	—	631	367	998	(15)	2004
Mobile, AL	Note 2	655	290	945	(13)	2004
Troy, AL	Note 2	357	440	797	(19)	2004
Bentonville, AR	Note 3	469	1,196	1,665	(18)	2005
Fort Smith, AR	Note 3	1,523	1,652	3,175	(15)	2005
Little Rock, AR	Note 3	532	1,391	1,923	(21)	2005
North Little Rock, AR	Note 3	1,659	1,312	2,971	(13)	2005
Tontitown, AR	Note 2	231	78	309	(10)	2004
Fountain Hills, AZ	Note 2	719	515	1,234	(28)	2004
Glendale, AZ	—	1,221	1,067	2,288	(50)	2004
Glendale, AZ	Note 2	1,270	547	1,817	(34)	2004
Goodyear, AZ	Note 3	3,780	4,820	8,600	(11)	2005
Mesa, AZ	Note 2	1,359	531	1,890	(35)	2004
Mesa, AZ	Note 2	787	789	1,576	(32)	2005
Phoenix, AZ	19,800	3,635	25,063	28,698	(382)	2005
Phoenix, AZ	7,820	2,432	8,871	11,303	(142)	2005
Phoenix, AZ	Note 2	2,372	10,043	12,415	(402)	2004
Phoenix, AZ	Note 2	8,568	24,466	33,034	(886)	2004
Phoenix, AZ	Note 2	1,671	1,585	3,256	(48)	2005
Phoenix, AZ	Note 2	1,517	3,404	4,921	(100)	2005
Tucson, AZ	Note 2	962	5,149	6,111	(130)	2005
Wilcox, AZ	—	354	559	913	(22)	2004
Covina, CA	17,772	2,978	22,001	24,979	(836)	2004
La Mesa, CA	Note 2	1,237	114	1,351	(12)	2004
Moreno Valley, CA	—	904	3,207	4,111	(100)	2004
Ontario, CA	10,528	10,623	4,617	15,240	(135)	2005
Reedley, CA	Note 3	1,437	3,842	5,279	(10)	2005
Riverside, CA	Note 2	1,058	5,764	6,822	(183)	2004
Aurora, CO	Note 2	853	819	1,672	(51)	2004
Colorado Springs, CO	Note 3	1,537	2,656	4,193	(23)	2005
Denver, CO	Note 3	615	702	1,317	(7)	2005
Ft. Collins, CO	Note 3	1,430	2,460	3,890	(21)	2005
Lakewood, CO	Note 3	926	1,113	2,039	(11)	2005
Lone Tree, CO	Note 3	1,895	3,145	5,040	(25)	2005
Apopka, FL	Note 2	965	152	1,117	(19)	2004
Apopka, FL	Note 2	698	323	1,021	(21)	2004
Brandon, FL	Note 3	2,394	1,565	3,959	—	2005
Casselberry, FL	Note 2	257	1,169	1,426	(51)	2004
Deerfield Beach, FL	Note 2	567	214	781	(14)	2004
Eustis, FL	Note 2	342	262	604	(10)	2004
Fort Lauderdale, FL	Note 2	468	119	587	(11)	2004
Fort Myers, FL	Note 2	1,010	582	1,592	(33)	2004
Fort Myers, FL	Note 2	809	946	1,755	(36)	2004
Fort Pierce, FL	Note 2	300	400	700	(21)	2004

Gulf Breeze, FL	Note 2	373	419	792	(25)	2004
Jacksonville, FL	Note 2	382	523	905	(24)	2004
Jacksonville, FL	Note 2	702	799	1,501	(34)	2004
Jacksonville, FL	Note 2	731	299	1,030	(17)	2004
Jacksonville, FL	Note 2	399	488	887	(17)	2004
Jacksonville, FL	12,478	7,946	10,089	18,035	(187)	2005
Jacksonville, FL	Note 2	386	872	1,258	(46)	2004
Jacksonville, FL	Note 2	376	178	554	(10)	2004
Jacksonville, FL	Note 2	826	1,730	2,556	(56)	2004
Jacksonville, FL	Note 2	762	1,360	2,122	(54)	2004
Jacksonville, FL	Note 3	2,183	1,576	3,759	—	2005
Lakeland, FL	Note 2	1,160	1,302	2,462	(53)	2004
Leesburg, FL	—	402	113	515	(7)	2004
Mary Esther, FL	Note 2	549	369	918	(21)	2004
Miami, FL	Note 2	392	105	497	(7)	2004
Miami, FL	Note 2	425	144	569	(10)	2004
Ocala, FL	Note 2	418	672	1,090	(38)	2004
Orange City, FL	Note 2	381	640	1,021	(29)	2004
Orlando, FL	Note 2	1,011	408	1,419	(29)	2004
Orlando, FL	Note 2	356	181	537	(8)	2004
Pensacola, FL	Note 2	629	363	992	(22)	2004
Pompano Beach, FL	8,188	7,229	4,294	11,523	(97)	2005
Pompano Beach, FL	Note 2	966	415	1,381	(23)	2004
Port Richey, FL	Note 2	630	769	1,399	(32)	2004
Quincy, FL	Note 2	509	379	888	(30)	2004
Riviera Beach, FL	Note 2	444	195	639	(10)	2004
Saint Augustine, FL	Note 2	5,288	4,220	9,508	(500)	2003
Saint Cloud, FL	Note 2	739	607	1,346	(33)	2004
Sebring, FL	Note 2	470	926	1,396	(53)	2004
Sebring, FL	Note 2	245	360	605	(14)	2004
Tallahassee, FL	Note 2	303	51	354	(6)	2004
Tavares, FL	Note 2	890	4,701	5,591	(190)	2004
Winter Springs, FL	Note 2	499	155	654	(10)	2004
Alpharetta, GA	Note 2	2,167	1,325	3,492	(76)	2004
Alpharetta, GA	Note 2	3,405	1,071	4,476	(78)	2004
Athens, GA	Note 2	938	648	1,586	(29)	2004
Atlanta, GA	Note 2	3,858	273	4,131	(36)	2004
Blakely, GA	Note 2	158	288	446	(15)	2004
Brunswick, GA	Note 2	405	731	1,136	(28)	2004
Canton, GA	Note 2	2,470	284	2,754	(35)	2004
Carnesville, GA	Note 2	3,782	3,728	7,510	(401)	2003
Conyers, GA	Note 2	316	324	640	(13)	2004
Cumming, GA	Note 2	817	648	1,465	(31)	2004
East Ellijay, GA	Note 3	498	292	790	—	2005
Jonesboro, GA	—	676	761	1,437	(33)	2004
Lawrenceville, GA	Note 2	586	162	748	(12)	2004
Marietta, GA	Note 2	572	759	1,331	(34)	2004
Marietta, GA	Note 2	3,455	529	3,984	(53)	2004
Marietta, GA	Note 2	2,282	325	2,607	(34)	2004
Marietta, GA	Note 2	2,707	8,974	11,681	(320)	2004
McDonough, GA	Note 2	707	620	1,327	(29)	2004
Millen, GA	Note 2	143	1,667	1,810	(46)	2004

Norcross, GA	—	551	1,052	1,603	(41)	2004
Snellville, GA	Note 2	844	611	1,455	(35)	2004
Statesboro, GA	Note 2	357	962	1,319	(33)	2004
Thomasville, GA	Note 2	414	1,936	2,350	(54)	2004
Tucker, GA	—	5,065	1,503	6,568	(6)	2005
Valdosta, GA	Note 2	760	267	1,027	(16)	2004
Valdosta, GA	Note 2	194	267	461	(10)	2004
Algona, IA	Note 2	51	262	313	(4)	2005
Burlington, IA	Note 3	215	401	616	(4)	2005
Burlington, IA	Note 3	258	350	608	(3)	2005
Cedar Rapids, IA	Note 2	2,429	4,884	7,313	(190)	2004
Clear Lake, IA	Note 2	244	418	662	(7)	2005
Clinton, IA	Note 3	402	521	923	(5)	2005
Cresco, IA	Note 2	131	427	558	(7)	2005
Creston, IA	—	93	197	290	(1)	2005
De Witt, IA	Note 3	229	464	693	(4)	2005
Decorah, IA	Note 3	139	114	253	(1)	2005
Des Moines, IA	Note 3	129	226	355	(2)	2005
Dubuque, IA	Note 3	399	178	577	(2)	2005
Dyersville, IA	Note 3	212	366	578	(4)	2005
Forest City, IA	Note 2	250	308	558	(8)	2005
Independence, IA	Note 3	178	345	523	(3)	2005
Johnston, IA	7,107	2,614	8,619	11,233	(358)	2004
Manchester, IA	Note 3	250	393	643	(4)	2005
Maquoketa, IA	Note 3	170	80	250	(1)	2005
Mason City, IA	Note 2	150	483	633	(8)	2005
Tipton, IA	Note 3	220	278	498	(3)	2005
Vinton, IA	Note 3	100	120	220	(2)	2005
Boise, ID	Note 2	837	532	1,369	(29)	2004
Garden City, ID	—	518	695	1,213	(23)	2004
Nampa, ID	Note 2	609	577	1,186	(20)	2004
Bolingbrook, IL	Note 3	573	744	1,317	(6)	2005
Burr Ridge, IL	Note 2	738	890	1,628	(52)	2004
Charleston, IL	Note 3	309	128	437	(1)	2005
Chicago, IL	Note 2	319	222	541	(4)	2005
Chicago, IL	Note 2	294	228	522	(5)	2005
Chicago, IL	Note 2	234	218	452	(5)	2005
Chicago, IL	Note 2	237	225	462	(5)	2005
Chicago, IL	Note 2	331	191	522	(5)	2005
Chicago, IL	Note 2	209	342	551	(7)	2005
Chicago, IL	Note 2	467	283	750	(6)	2005
Chicago, IL	Note 2	640	81	721	(3)	2005
Chicago, IL	Note 2	255	253	508	(5)	2005
Chicago, IL	Note 3	763	402	1,165	(3)	2005
Cicero, IL	Note 2	279	232	511	(5)	2005
Decatur, IL	Note 3	546	456	1,002	(5)	2005
East St. Louis, IL	Note 2	102	320	422	(6)	2005
Effingham, IL	Note 3	477	603	1,080	(5)	2005
Effingham, IL	Note 3	272	279	551	(3)	2005
Elmwood Park, IL	Note 3	742	267	1,009	(2)	2005
Gilman, IL	Note 3	278	391	669	(5)	2005
Gurnee, IL	Note 2	583	525	1,108	(29)	2004

Harvey, IL	Note 2	355	246	601	(5)	2005
Joliet, IL	Note 2	205	207	412	(5)	2005
Lincoln, IL	Note 3	189	580	769	(5)	2005
Mattoon, IL	Note 2	226	266	492	(14)	2004
Pana, IL	Note 3	154	106	260	(1)	2005
Paxton, IL	Note 3	412	431	843	—	2005
Peoria, IL	Note 2	132	310	442	(6)	2005
Rock Falls, IL	Note 3	292	810	1,102	(7)	2005
Romeoville, IL	Note 3	1,101	281	1,382	(3)	2005
Salem, IL	Note 2	419	—	419	—	2004
Savanna, IL	Note 3	69	416	485	(3)	2005
Shelbyville, IL	Note 3	257	111	368	(2)	2005
Springfield, IL	Note 3	880	685	1,565	(7)	2005
Springfield, IL	Note 3	523	587	1,110	(6)	2005
Taylorville, IL	Note 3	135	290	425	(2)	2005
Vandalia, IL	Note 3	325	237	562	(4)	2005
Warrenville, IL	Note 3	2,307	3,234	5,541	(28)	2005
Washington Park, IL	Note 2	111	301	412	(6)	2005
Westmont, IL	Note 3	1,284	4,350	5,634	—	2005
Auburn, IN	Note 3	404	178	582	(3)	2005
Crawfordsville, IN	Note 3	436	543	979	(5)	2005
Evansville, IN	Note 2	563	—	563	—	2004
Fort Wayne, IN	Note 3	649	272	921	(3)	2005
Fort Wayne, IN	Note 3	6,828	5,245	12,073	(59)	2004
Ft. Wayne, IN	Note 3	1,023	2,141	3,164	(10)	2005
Gary, IN	Note 2	94	408	502	(7)	2005
Gary, IN	Note 2	179	332	511	(7)	2005
Gary, IN	Note 2	126	555	681	(10)	2005
Indianapolis, IN	Note 2	342	517	859	(21)	2004
Indianapolis, IN	Note 2	157	315	472	(6)	2005
Indianapolis, IN	Note 2	221	281	502	(6)	2005
Indianapolis, IN	Note 2	206	375	581	(7)	2005
Indianapolis, IN	Note 2	157	732	889	(12)	2005
Indianapolis, IN	Note 2	379	203	582	(6)	2005
Indianapolis, IN	Note 2	324	178	502	(5)	2005
Indianapolis, IN	Note 2	662	416	1,078	(18)	2004
Indianapolis, IN	Note 3	1,974	2,441	4,415	(12)	2005
Marion, IN	Note 2	336	310	646	(14)	2004
Mooresville, IN	Note 3	423	499	922	(5)	2005
New Albany, IN	Note 2	325	459	784	(22)	2004
North Vernon, IN	2,202	748	2,305	3,053	(56)	2005
Plymouth, IN	Note 3	1,129	946	2,075	(8)	2005
Spiceland, IN	Note 2	6,530	3,479	10,009	(648)	2003
Whitestown, IN	Note 2	222	87	309	(6)	2004
Emporia, KS	Note 2	301	787	1,088	(33)	2004
Leawood, KS	Note 3	1,764	3,277	5,041	(27)	2005
Overland Park, KS	Note 3	5,274	12,226	17,500	(30)	2005
Wichita, KS	Note 2	965	1,806	2,771	(72)	2004
Bowling Green, KY	Note 2	152	212	364	(8)	2004
Catlettsburg, KY	Note 2	5,834	4,675	10,509	(563)	2003
Florence, KY	Note 2	462	176	638	(15)	2004
Lexington, KY	Note 2	409	306	715	(13)	2004

Lexington, KY	Note 2	502	242	744	(9)	2005
Louisville, KY	—	318	265	583	(11)	2004
Louisville, KY	Note 2	404	329	733	(12)	2004
Louisville, KY	Note 3	760	684	1,444	(4)	2005
Louisville, KY	Note 3	457	471	928	(3)	2005
Louisville, KY	Note 3	720	448	1,168	(3)	2005
Madisonville, KY	Note 2	389	1,270	1,659	(49)	2004
Mayfield, KY	Note 2	146	256	402	(18)	2004
Owensboro, KY	Note 2	606	—	606	—	2004
Baker, LA	Note 2	186	530	716	(22)	2004
Baker, LA	Note 2	261	349	610	(19)	2004
Baton Rouge, LA	Note 2	543	370	913	(24)	2004
Baton Rouge, LA	Note 2	508	239	747	(18)	2004
Baton Rouge, LA	Note 2	321	333	654	(21)	2004
Baton Rouge, LA	Note 2	608	557	1,165	(28)	2004
Baton Rouge, LA	Note 2	698	282	980	(25)	2004
Baton Rouge, LA	Note 2	367	594	961	(29)	2004
Baton Rouge, LA	Note 2	451	476	927	(27)	2004
Baton Rouge, LA	—	297	538	835	(27)	2004
Denham Springs, LA	Note 2	414	500	914	(26)	2004
New Orleans, LA	Note 2	337	310	647	(18)	2004
New Orleans, LA	Note 2	271	239	510	(14)	2004
Pineville, LA	Note 2	476	917	1,393	(43)	2004
Port Allen, LA	Note 2	515	476	991	(31)	2004
Cummington, MA	Note 3	936	4,502	5,438	(10)	2005
West Harwich, MA	Note 2	623	156	779	(22)	2004
Worcester, MA	8,500	2,376	9,267	11,643	—	2005
Allegan, MI	—	128	467	595	—	2005
Alpena, MI	—	236	2,402	2,638	(50)	2004
Canton, MI	Note 2	1,954	1,056	3,010	(68)	2004
Detroit, MI	Note 2	382	179	561	(4)	2005
Detroit, MI	Note 2	307	235	542	(5)	2005
Detroit, MI	Note 2	403	218	621	(5)	2005
Detroit, MI	Note 2	387	234	621	(5)	2005
Detroit, MI	Note 2	262	240	502	(5)	2005
Detroit, MI	Note 2	248	283	531	(5)	2005
Detroit, MI	Note 2	261	151	412	(4)	2005
Detroit, MI	Note 2	333	288	621	(6)	2005
Detroit, MI	Note 2	412	180	592	(4)	2005
Edmore, MI	—	127	419	546	(6)	2005
Escanaba, MI	Note 3	618	766	1,384	—	2005
Farwell, MI	—	99	503	602	—	2005
Flint, MI	Note 2	276	285	561	(6)	2005
Flint, MI	Note 2	640	5,827	6,467	(189)	2004
Fraser, MI	5,550	1,798	6,329	8,127	(122)	2005
Green Oak, MI	1,166	462	1,238	1,700	(28)	2005
Livonia, MI	1,425	1,233	848	2,081	(22)	2005
Lowell, MI	Note 3	337	300	637	(4)	2005
Mason, MI	—	356	931	1,287	—	2005
Middleville, MI	2,331	414	2,889	3,303	(57)	2005
Monroe, MI	Note 3	1,447	14,681	16,128	(32)	2005
Mount Pleasant, MI	Note 3	437	535	972	—	2005

St. Clair Shores, MI	Note 2	1,106	571	1,677	(11)	2005
Stanton, MI	—	56	482	538	—	2005
Sterling Heights, MI	Note 3	555	1,030	1,585	—	2005
Warren, MI	Note 2	455	216	671	(5)	2005
Westland, MI	Note 2	1,645	2,255	3,900	(63)	2005
Albert Lea, MN	Note 2	339	398	737	(8)	2005
Apple Valley, MN	Note 2	912	974	1,886	(44)	2004
Buffalo, MN	Note 2	156	317	473	(6)	2005
Cloquet, MN	Note 2	330	275	605	(6)	2005
Columbia Heights, MN	Note 2	227	217	444	(4)	2005
Coon Rapids, MN	Note 2	1,071	625	1,696	(38)	2004
Crystal, MN	Note 2	168	267	435	(5)	2005
Duluth, MN	Note 2	58	500	558	(7)	2005
Duluth, MN	Note 2	254	313	567	(5)	2005
Eagan, MN	Note 2	486	524	1,010	(10)	2005
Eden Prairie, MN	Note 2	956	549	1,505	(31)	2004
Elk River, MN	Note 2	332	292	624	(6)	2005
Ely, MN	Note 2	57	340	397	(5)	2005
Fergus Falls, MN	—	246	830	1,076	—	2005
Grand Rapids, MN	Note 2	132	473	605	(7)	2005
Hermantown, MN	Note 2	1,957	7,647	9,604	(167)	2005
Hibbing, MN	Note 2	239	356	595	(7)	2005
Hutchinson, MN	Note 2	358	284	642	(6)	2005
Lakeville, MN	Note 2	283	548	831	(9)	2005
Maple Grove, MN	Note 2	951	553	1,504	(31)	2004
Maple Grove, MN	Note 2	1,643	975	2,618	(54)	2004
Maplewood, MN	Note 2	157	335	492	(6)	2005
Marshall, MN	Note 2	97	320	417	(6)	2005
Minneapolis, MN	Note 2	164	262	426	(4)	2005
New Hope, MN	Note 2	244	200	444	(4)	2005
Rochester, MN	Note 2	269	458	727	(9)	2005
Rochester, MN	Note 3	—	534	534	(3)	2005
Rosemount, MN	Note 2	428	366	794	(7)	2005
Sauk Centre, MN	Note 2	171	208	379	(4)	2005
Sauk Rapids, MN	Note 2	203	185	388	(4)	2005
Shakopee, MN	Note 2	280	428	708	(8)	2005
Stillwater, MN	Note 2	1,071	967	2,038	(59)	2004
Two Harbors, MN	Note 2	125	310	435	(5)	2005
Virginia, MN	Note 2	272	437	709	(8)	2005
Woodbury, MN	Note 2	474	503	977	(11)	2005
Blue Springs, MO	Note 3	—	665	665	(4)	2005
Branson, MO	Note 3	1,333	2,148	3,481	(18)	2005
Ferguson, MO	Note 2	349	113	462	(4)	2005
Jefferson City, MO	Note 3	380	131	511	(2)	2005
Kansas City, MO	Note 2	1,950	6,050	8,000	(246)	2004
Lees Summit, MO	Note 2	2,470	7,630	10,100	(304)	2004
Lees Summit, MO	Note 3	—	600	600	(4)	2005
Maplewood, MO	Note 2	196	167	363	(4)	2005
Normandy, MO	Note 2	236	316	552	(7)	2005
Overland, MO	Note 2	197	583	780	(10)	2005
Saint Ann, MO	Note 3	482	579	1,061	(6)	2005
Saint Louis, MO	Note 2	813	367	1,180	(25)	2004

Saint Louis, MO	Note 2	434	617	1,051	(27)	2004
Saint Louis, MO	Note 2	436	549	985	(25)	2004
Springfield, MO	Note 3	1,694	1,685	3,379	(16)	2005
St. Charles, MO	Note 3	1,724	958	2,682	(11)	2005
St. Louis, MO	Note 2	279	202	481	(5)	2005
St. Louis, MO	Note 2	185	347	532	(6)	2005
St. Louis, MO	Note 2	176	226	402	(5)	2005
St. Louis, MO	Note 2	419	212	631	(6)	2005
Columbus, MS	Note 2	223	280	503	(16)	2004
DIberville, MS	Note 2	187	408	595	(14)	2004
Gulfport, MS	Note 2	603	418	1,021	(20)	2004
Gulfport, MS	Note 2	185	499	684	(17)	2004
Hattiesburg, MS	Note 2	237	563	800	(20)	2004
Jackson, MS	Note 2	474	2,576	3,050	(65)	2005
Moss Point, MS	Note 2	342	275	617	(13)	2004
Tupelo, MS	—	139	259	398	(11)	2004
Great Falls, MT	Note 2	1,174	3,570	4,744	(169)	2004
Miles City, MT	—	443	692	1,135	—	2005
Missoula, MT	3,072	2,062	2,824	4,886	(131)	2004
Durham, NC	Note 3	2,037	2,514	4,551	(23)	2005
Greensboro, NC	Note 3	2,710	2,213	4,923	(20)	2005
Hendersonville, NC	Note 3	556	2,074	2,630	(5)	2005
Hickory, NC	Note 2	174	297	471	(11)	2004
Morganton, NC	—	419	620	1,039	(25)	2004
New Bern, NC	Note 2	608	411	1,019	(24)	2004
Pineville, NC	—	365	764	1,129	(26)	2004
Raleigh, NC	7,467	3,407	8,481	11,888	(367)	2004
Raleigh, NC	Note 2	518	368	886	(21)	2004
Stateville, NC	Note 2	230	732	962	(24)	2004
Wilmington, NC	Note 2	384	95	479	(11)	2004
Wilmington, NC	Note 3	1,500	3,029	4,529	(21)	2005
Winston-Salem, NC	—	1,510	2,036	3,546	(12)	2005
Fargo, ND	Note 2	2,118	6,212	8,330	(200)	2004
Grand Forks, ND	—	421	831	1,252	—	2005
Omaha, NE	Note 3	416	373	789	(4)	2005
West Caldwell, NJ	Note 2	421	288	709	(19)	2004
Albuquerque, NM	Note 2	644	—	644	—	2004
Albuquerque, NM	Note 2	286	1,215	1,501	(32)	2004
Albuquerque, NM	Note 2	939	1,763	2,702	(58)	2004
Roswell, NM	Note 2	893	2,819	3,712	(113)	2004
Battle Mountain, NV	—	257	302	559	(2)	2005
Battle Mountain, NV	—	923	1,609	2,532	(12)	2005
Carson City, NV	—	2,172	1,072	3,244	(8)	2005
Carson City, NV	—	1,612	548	2,160	(4)	2005
Carson City, NV	—	501	—	501	—	2005
Carson City, NV	—	499	53	552	(1)	2005
Elko, NV	—	501	—	501	—	2005
Elko, NV	—	501	—	501	—	2005
Elko, NV	—	488	65	553	(1)	2005
Fallon, NV	—	435	122	557	(2)	2005
Gardnerville, NV	—	865	1,017	1,882	(7)	2005
Lovelock, NV	—	481	72	553	(1)	2005

Minden, NV	—	502	50	552	(1)	2005
Reno, NV	—	1,291	1,568	2,859	(12)	2005
Reno, NV	—	501	—	501	—	2005
Reno, NV	—	3,064	1,503	4,567	(11)	2005
Reno, NV	—	895	546	1,441	(4)	2005
Reno, NV	—	2,631	1,299	3,930	(9)	2005
Reno, NV	—	1,242	1,030	2,272	(7)	2005
Reno, NV	—	1,279	7,372	8,651	—	2005
Sparks, NV	—	1,909	1,043	2,952	(8)	2005
Sparks, NV	—	1,209	362	1,571	(3)	2005
Sparks, NV	—	1,238	563	1,801	(4)	2005
Sparks, NV	—	2,028	619	2,647	(5)	2005
Wells, NV	—	402	156	558	(3)	2005
Buffalo, NY	Note 2	409	939	1,348	(26)	2004
Buffalo, NY	Note 3	557	621	1,178	(3)	2005
Buffalo, NY	Note 3	622	983	1,605	(5)	2005
Cheektowaga, NY	Note 3	464	494	958	(3)	2005
Cicero, NY	Note 2	2,837	5,819	8,656	(203)	2004
Colonie, NY	Note 2	666	649	1,315	(31)	2004
East Aurora, NY	Note 3	354	529	883	(3)	2005
Evans, NY	Note 3	455	297	752	(2)	2005
Jamestown, NY	Note 3	348	569	917	(3)	2005
New Hartford, NY	Note 2	2,257	4,775	7,032	(222)	2004
Niagara Falls, NY	Note 3	1,036	754	1,790	(5)	2005
Oneida, NY	Note 2	1,072	1,282	2,354	(36)	2004
Springville, NY	Note 3	513	543	1,056	(3)	2005
Utica, NY	Note 2	452	598	1,050	(31)	2004
Akron, OH	Note 2	876	191	1,067	(24)	2004
Akron, OH	Note 2	221	210	431	(5)	2005
Akron, OH	Note 2	176	286	462	(5)	2005
Akron, OH	Note 2	274	427	701	(8)	2005
Akron, OH	—	468	513	981	(3)	2005
Canal Fulton, OH	1,554	915	1,351	2,266	(39)	2005
Canton, OH	Note 2	168	532	700	(9)	2005
Cincinnati, OH	Note 2	829	519	1,348	(31)	2004
Columbus, OH	Note 2	576	580	1,156	(32)	2004
Columbus, OH	Note 2	564	496	1,060	(25)	2004
Columbus, OH	Note 2	630	575	1,205	(29)	2004
Columbus, OH	Note 2	689	564	1,253	(29)	2004
Columbus, OH	Note 2	747	769	1,516	(34)	2004
Columbus, OH	—	590	5,455	6,045	(154)	2004
Columbus, OH	—	1,295	3,594	4,889	(102)	2004
Columbus, OH	Note 2	225	376	601	(7)	2005
Columbus, OH	Note 2	237	305	542	(6)	2005
Dayton, OH	Note 2	2,048	612	2,660	(35)	2004
Edon, OH	Note 2	529	421	950	(26)	2004
Fairborn, OH	Note 2	843	333	1,176	(25)	2004
Hilliard, OH	Note 2	869	1,409	2,278	(63)	2004
Lewis Center, OH	Note 2	567	489	1,056	(28)	2004
Lima, OH	—	508	379	887	(3)	2005
Mansfield, OH	Note 2	202	329	531	(6)	2005
Mason, OH	Note 2	718	534	1,252	(31)	2004

Maumee, OH	Note 2	1,242	1,858	3,100	(87)	2004
Sidney, OH	Note 3	923	3,984	4,907	—	2005
Uhrichsville, OH	Note 2	242	2,198	2,440	(61)	2004
Zanesville, OH	Note 3	334	874	1,208	(7)	2005
Ada, OK	Note 3	315	291	606	(3)	2005
Bixby, OK	Note 2	4,350	8,150	12,500	(275)	2004
Chickasa, OK	Note 3	411	815	1,226	(7)	2005
Edmond, OK	Note 3	1,179	464	1,643	(6)	2005
Madill, OK	Note 2	168	214	382	(16)	2004
Shawnee, OK	Note 3	371	1,104	1,475	(15)	2005
Tulsa, OK	Note 2	157	498	655	(15)	2004
Tulsa, OK	Note 3	876	633	1,509	—	2005
Yukon, OK	Note 2	502	348	850	(22)	2004
Portland, OR	—	661	524	1,185	(24)	2004
Prineville, OR	Note 3	480	4,083	4,563	—	2005
Salem, OR	Note 3	594	2,392	2,986	(6)	2005
Salem, OR	Note 3	1,019	4,916	5,935	(11)	2005
Salem, OR	Note 3	805	4,307	5,112	(10)	2005
Salem, OR	Note 3	829	3,597	4,426	(8)	2005
Salem, OR	Note 3	1,032	3,531	4,563	(8)	2005
Carlisle, PA	Note 2	630	1,032	1,662	(53)	2004
Mars, PA	Note 2	481	2,449	2,930	(109)	2004
Philadelphia, PA	Note 2	552	986	1,538	(28)	2004
Philadelphia, PA	Note 2	1,324	1,982	3,306	(47)	2005
Pittsburgh, PA	Note 2	1,028	2,182	3,210	(94)	2004
Tannersville, PA	Note 3	10,265	37,807	48,072	(1,433)	2005
Aiken, SC	Note 2	120	265	385	(8)	2004
Columbia, SC	Note 3	2,288	2,239	4,527	(17)	2005
Florence, SC	Note 2	229	179	408	(10)	2004
Forest Acres, SC	15,500	2,036	19,289	21,325	(161)	2005
Greenville, SC	Note 2	378	192	570	(11)	2004
Greenville, SC	Note 3	2,183	1,576	3,759	—	2005
Greer, SC	Note 2	388	112	500	(9)	2004
Moncks Corner, SC	Note 2	452	399	851	(21)	2004
Rock Hill, SC	Note 3	365	641	1,006	—	2005
West Columbia, SC	Note 2	300	132	432	(8)	2004
West Columbia, SC	Note 2	265	595	860	(20)	2004
Alcoa, TN	Note 3	250	443	693	(4)	2005
Athens, TN	Note 2	322	623	945	(34)	2004
Athens, TN	Note 3	612	390	1,002	—	2005
Bristol, TN	Note 2	382	131	513	(14)	2004
Chattanooga, TN	—	327	575	902	(26)	2004
Clinton, TN	Note 2	401	112	513	(14)	2004
Crossville, TN	Note 3	307	489	796	(5)	2005
Elizabethton, TN	Note 2	456	98	554	(12)	2004
Erwin, TN	Note 2	271	216	487	(15)	2004
Greenville, TN	Note 3	260	443	703	(4)	2005
Harriman, TN	Note 3	334	659	993	(6)	2005
Jackson, TN	Note 2	194	218	412	(9)	2004
Kingsport, TN	Note 2	445	185	630	(19)	2004
Knoxville, TN	Note 2	246	119	365	(8)	2004
Knoxville, TN	Note 2	510	225	735	(18)	2004

Knoxville, TN	Note 2	616	180	796	(18)	2004
Knoxville, TN	Note 2	457	135	592	(13)	2004
Knoxville, TN	Note 3	454	135	589	(2)	2005
Knoxville, TN	Note 3	270	348	618	(4)	2005
Knoxville, TN	Note 3	300	300	600	(3)	2005
Knoxville, TN	Note 3	458	544	1,002	(5)	2005
Lenoir City, TN	Note 3	594	240	834	(3)	2005
Maryville, TN	Note 2	399	128	527	(15)	2004
Maryville, TN	Note 2	606	135	741	(11)	2004
Milan, TN	—	130	431	561	—	2005
Morristown, TN	Note 3	475	1,073	1,548	(10)	2005
Morristown, TN	Note 3	354	498	852	(5)	2005
Oak Ridge, TN	Note 2	344	645	989	(32)	2004
Oak Ridge, TN	Note 2	417	225	642	(18)	2004
Oak Ridge, TN	Note 3	523	855	1,378	(8)	2005
Red Bank, TN	Note 2	523	506	1,029	(36)	2004
Abilene, TX	Note 2	1,105	2,837	3,942	(47)	2005
Addison, TX	Note 2	1,277	2,737	4,014	(99)	2004
Alvin, TX	Note 2	307	520	827	(17)	2004
Amarillo, TX	2,211	827	2,047	2,874	(46)	2005
Amarillo, TX	6,143	1,639	6,256	7,895	(129)	2005
Amarillo, TX	2,156	968	1,844	2,812	(51)	2005
Amarillo, TX	2,203	584	2,275	2,859	(46)	2005
Amarillo, TX	Note 2	447	403	850	(23)	2004
Arlington, TX	Note 2	2,006	1,998	4,004	(76)	2004
Arlington, TX	Note 3	1,816	2,090	3,906	(20)	2005
Austin, TX	Note 2	735	864	1,599	(44)	2004
Austin, TX	8,195	3,656	7,033	10,689	(55)	2005
Austin, TX	—	1,750	—	1,750	—	2005
Bryan, TX	Note 2	564	844	1,408	(26)	2004
Bryan, TX	Note 2	319	450	769	(30)	2004
Burkburnett, TX	3,474	939	3,512	4,451	(73)	2005
Childress, TX	813	522	565	1,087	(21)	2005
Cleveland, TX	1,558	286	1,909	2,195	(4)	2005
Conroe, TX	Note 2	409	786	1,195	(31)	2004
Conroe, TX	5,701	2,656	5,959	8,615	(44)	2005
Copperas Cove, TX	Note 2	492	490	982	(19)	2004
Corrigan, TX	810	214	935	1,149	(2)	2005
Dallas, TX	Note 2	1,072	374	1,446	(17)	2004
Dallas, TX	Note 2	1,487	1,426	2,913	(54)	2004
Dallas, TX	Note 3	1,444	19,113	20,557	(167)	2005
Denison, TX	Note 2	266	584	850	(26)	2004
Diboll, TX	1,059	434	1,098	1,532	(3)	2005
Eagle Pass, TX	Note 2	891	2,195	3,086	(50)	2005
Edinburg, TX	Note 2	1,000	2,020	3,020	(47)	2005
El Paso, TX	Note 2	614	1,658	2,272	(35)	2005
El Paso, TX	Note 2	1,464	3,328	4,792	(110)	2004
Fort Worth, TX	5,344	2,162	5,700	7,862	(42)	2005
Granbury, TX	Note 2	1,068	2,042	3,110	(50)	2005
Grapevine, TX	5,344	2,207	5,718	7,925	(42)	2005
Greenville, TX	Note 3	200	358	558	—	2005
Houston, TX	Note 2	1,723	699	2,422	(39)	2004

Houston, TX	Note 2	877	675	1,552	(47)	2004
Houston, TX	Note 2	1,134	684	1,818	(45)	2004
Houston, TX	Note 2	930	718	1,648	(46)	2004
Houston, TX	—	575	351	926	(14)	2004
Houston, TX	Note 2	677	342	1,019	(13)	2004
Houston, TX	Note 3	2,203	3,984	6,187	(70)	2005
Kingwood, TX	Note 2	888	736	1,624	(47)	2004
Lake Jackson, TX	Note 2	906	2,365	3,271	(49)	2005
Levelland, TX	2,851	953	2,738	3,691	(63)	2005
Lewisville, TX	4,632	1,768	4,966	6,734	(36)	2005
Live Oak, TX	Note 2	1,738	4,490	6,228	(176)	2004
Longview, TX	Note 3	1,495	3,078	4,573	(25)	2005
Lubbock, TX	Note 2	391	641	1,032	(21)	2004
Lubbock, TX	2,874	1,125	2,614	3,739	(63)	2005
Lubbock, TX	Note 3	504	1,164	1,668	(18)	2005
Lubbock, TX	Note 2	408	442	850	(25)	2004
Lufkin, TX	997	549	840	1,389	(3)	2005
Novasota, TX	1,433	77	1,935	2,012	(4)	2005
Pasadena, TX	Note 2	526	929	1,455	(28)	2004
Pasadena, TX	Note 2	1,123	333	1,456	(15)	2004
Pasadena, TX	—	514	419	933	(19)	2004
Perryton, TX	955	816	458	1,274	(28)	2005
Plainview, TX	4,785	714	5,092	5,806	(46)	2005
Plano, TX	6,413	2,860	6,653	9,513	(48)	2005
Rio Grande City, TX	Note 2	604	1,284	1,888	(32)	2005
San Antonio, TX	Note 3	1,808	5,092	6,900	(75)	2005
Snyder, TX	3,814	658	4,229	4,887	(75)	2005
Timpson, TX	374	257	270	527	(1)	2005
Tyler, TX	Note 2	399	1,066	1,465	(48)	2004
Vernon, TX	3,182	817	3,271	4,088	(67)	2005
Waco, TX	Note 2	331	370	701	(18)	2004
Weslaco, TX	Note 2	830	2,126	2,956	(49)	2005
Wichita Falls, TX	4,525	—	5,835	5,835	(85)	2005
American Fork, UT	Note 2	884	433	1,317	(24)	2004
Sandy, UT	Note 2	760	820	1,580	(43)	2004
Tooele, UT	Note 2	443	524	967	(27)	2004
Chesapeake, VA	Note 2	784	477	1,261	(35)	2004
Christiansburg, VA	Note 2	512	151	663	(17)	2004
Midlothian, VA	7,799	6,363	4,961	11,324	(112)	2005
Newport News, VA	Note 2	906	500	1,406	(38)	2004
Pulaski, VA	Note 2	360	214	574	(18)	2004
Radford, VA	Note 2	383	220	603	(21)	2004
Roanoke, VA	Note 2	282	187	469	(10)	2004
Wytheville, VA	Note 2	357	149	506	(13)	2004
Colchester, VT	Note 2	832	823	1,655	(42)	2004
Manchester Center, VT	Note 3	912	4,479	5,391	(11)	2005
Spokane, WA	Note 2	513	204	717	(16)	2004
DePere, WI	Note 2	1,668	3,903	5,571	(110)	2005
Eau Claire, WI	Note 2	1,572	7,019	8,591	(145)	2005
Glendale, WI	—	675	45	720	(3)	2005
Grand Chute, WI	2,489	1,667	2,195	3,862	(37)	2005
Greenfield, WI	—	351	363	714	(3)	2005

Greenfield, WI	—	343	424	767	(4)	2005
Kenosha, WI	Note 2	3,081	7,692	10,773	(288)	2004
Menasha, WI	Note 3	—	469	469	(3)	2005
Oshkosh, WI	Note 3	718	580	1,298	—	2005
Sturtevant, WI	Note 3	494	534	1,028	—	2005
Superior, WI	Note 2	244	624	868	(10)	2005
Martinsburg, WV	Note 2	109	98	207	(5)	2004
Martinsburg, WV	Note 3	2,241	3,117	5,358	(27)	2005
Martinsburg, WV	Note 3	572	934	1,506	—	2005
Moundsville, WV	Note 2	254	1,194	1,448	(33)	2004
Miscellaneous Real Estate Investments	—	11,709	1,694	13,403	(9)	2005

	$224,594	$524,196	$881,386	$1,405,582	$(22,729)

(1)
All properties are free standing, single tenant real estate properties that are leased to retail, distribution and service-oriented companies operating in various industries.

(2)
Assets listed above with an aggregate real estate carrying amount totaling $590.6 million were pledged as collateral against $438.1 million in borrowings outstanding under the Company's net-lease mortgage notes payable at December 31, 2005.

(3)
Assets listed above with an aggregate real estate carrying amount totaling $368.0 million were pledged as collateral against $229.9 million in borrowings outstanding under the Company's secured credit facilities at December 31, 2005.

(4)
At December 31, 2005, the book basis of net assets, including the related lease intangibles, exceeded the tax basis by approximately $39 million.

(5)
Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and 20 years for land improvements.

        The following table presents a reconciliation of real estate investment transactions (excluding related lease intangibles) from the date of inception through December 31, 2005 (dollars in thousands):

	Real Estate Investments
	Number of Owned Properties	Cost	Accumulated Depreciation
2003 Activity:
Acquisitions from date of inception (August 14, 2003) and balance at December 31, 2003(a)	4	$37,531	$—
2004 Activity:
Acquisitions(a)	307	584,429	—
Depreciation	—	—	(4,320)
Sales	(4)	(5,916)	17

Balance, December 31, 2004	307	616,044	(4,303)
2005 Activity:
Acquisitions	325	845,643	—
Depreciation	—	—	(19,090)
Sales	(43)	(56,105)	664

Balance, December 31, 2005	589	$1,405,582	$(22,729)

(a)
See Note 13 to the Consolidated Financial Statements for a description of related party transactions.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement.(1)
3.2	Bylaws.(2)
4.1	Form of Common Stock Certificate.(2)
4.2	Master Indenture dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(3)
4.3	Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(3)
10.1	Amended and Restated Employment Agreement between the Registrant and Morton H. Fleischer.
10.2	Amended and Restated Employment Agreement between the Registrant and Christopher H. Volk.
10.3	Employment Agreement between the Registrant and Catherine F. Long.(2)
10.4	Employment Agreement between the Registrant and Jeffrey M. Fleischer.(2)
10.5	Employment Agreement between the Registrant and Gregg A. Seibert.(2)
10.6	Employment Agreement between the Registrant and Michael T. Bennett.(4)
10.7	Amended and Restated Spirit Finance Corporation 2003 Stock Option and Incentive Plan.(1)
10.8	Stockholder Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of October 15, 2003.(2)
10.9	Master Lease Agreement dated as of December 23, 2003 between the Registrant and Flying J Inc.(5)
10.10	Master Repurchase Agreement among Bank of America Mortgage Capital Corporation, Spirit Funding Company, LLC and the Registrant dated as of August 9, 2004.(2)
10.11	Amended and Restated Master Repurchase Agreement between Citigroup Global Markets Realty Corp. and the Registrant dated as of December 7, 2005.(6)
10.12	Master Repurchase Agreement among the Registrant and Alpine Securitization Corp., Credit Suisse, New York Branch, as buyers, and Credit Suisse, New York Branch, as agent for the buyers, dated as of November 7, 2005.(7)
10.13	Second Amended and Restated Servicing Agreement Dated as of August 9, 2004 between the Registrant and Midland Loan Services, Inc.(2)
10.14	Property Management and Servicing Agreement dated as of July 26, 2005, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc.(3)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 20, 2005.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-116408.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 1, 2005.

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 5, 2005.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-11, Registration No. 333-119810.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 7, 2005.

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 7, 2005.