Form 10-Q
period 2006-03-31
SPIRIT FINANCE CORP
filed 2006-05-10
CIK 1277406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2006, 81,848,485 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$574,353	$524,196
Buildings and improvements	965,425	881,386
Total real estate investments	1,539,778	1,405,582
Less: Accumulated depreciation	(30,351)	(22,729)
	1,509,427	1,382,853
Loans receivable	70,229	59,008
Net investments	1,579,656	1,441,861
Cash and cash equivalents	156,190	30,536
Lease intangibles, net	20,835	21,395
Deferred costs and other assets, net	23,751	19,633
Total assets	$1,780,432	$1,513,425

Liabilities and stockholders’ equity
Liabilities:
Secured credit facilities	$—	$229,855
Mortgages and notes payable	1,006,522	664,929
Dividends payable	17,192	14,209
Accounts payable, accrued expenses and other liabilities	12,917	11,639
Total liabilities	1,036,631	920,632
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 81,864,985 (March 31, 2006) and 67,663,071 (December 31, 2005) shares issued and outstanding	819	677
Capital in excess of par value	794,191	640,289
Accumulated distributions in excess of net income	(42,743)	(33,607)
Accumulated other comprehensive loss	(8,466)	(14,566)
Total stockholders’ equity	743,801	592,793
Total liabilities and stockholders’ equity	$1,780,432	$1,513,425

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rentals	$32,286	$13,143
Interest income on loans receivable	1,499	930
Other interest income	638	355
Total revenues	34,423	14,428

Expenses:
General and administrative	4,282	2,587
Depreciation and amortization	8,226	3,112
Interest	13,697	2,561
Total expenses	26,205	8,260

Income from continuing operations	8,218	6,168

Discontinued operations:
Income from discontinued operations	50	708
Net losses on sales of real estate	(133)	(57)
Total discontinued operations	(83)	651

Net income	$8,135	$6,819

Income per common share:
Basic:
Continuing operations	$0.11	$0.09
Discontinued operations	—	0.01
Net income	$0.11	$0.10
Diluted:
Continuing operations	$0.11	$0.09
Discontinued operations	—	0.01
Net income	$0.11	$0.10

Weighted average outstanding common shares:
Basic	76,413,164	67,023,019
Diluted	76,742,960	67,443,662

Cash dividends declared per common share	$0.21	$0.19

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$8,135	$6,819
Adjustments to net income:
Depreciation and amortization	8,252	3,389
Stock-based compensation	449	203
Amortization of deferred financing costs	727	580
Amortization of net interest rate swap hedge losses	223	—
Net losses on sales of real estate	133	57
Other noncash items	111	52
Changes in operating assets and liabilities:
Deferred costs and other assets	(616)	(1,088)
Accounts payable, accrued expenses and other liabilities	2,304	(1,469)
Net cash provided by operating activities	19,718	8,543

Cash flows from investing activities
Acquisitions of real estate investments	(139,980)	(38,042)
Investment in loans receivable	(11,401)	—
Proceeds from sales of real estate investments	5,629	8,101
Collections of principal on loans receivable	173	105
Net cash used by investing activities	(145,579)	(29,836)

Cash flows from financing activities
Borrowings under secured credit facilities	39,889	101,500
Repayments under secured credit facilities	(269,744)	(42,843)
Borrowings under mortgage notes payable	344,570	—
Repayments under mortgages and notes payable	(2,839)	(140,266)
Deferred financing costs paid	(5,489)	(489)
Payments received on forward-starting interest rate swaps	5,825	—
Proceeds from public offering, net	153,591	40,067
Dividends paid on common stock	(14,288)	(7,110)
Net cash provided by (used in) financing activities	251,515	(49,141)

Net increase (decrease) in cash and cash equivalents	125,654	(70,434)

Cash and cash equivalents, beginning of period	30,536	113,225
Cash and cash equivalents, end of period	$156,190	$42,791

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006

(Unaudited)

(dollars in thousands, except per share data)

	Common Shares	CommonStock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2005	67,663,071	$677	$640,289	$(33,607)	$(14,566)	$592,793
Net income				8,135		8,135
Change in net unrealized losses on cash flow hedges					5,877	5,877
Net cash flow hedge losses reclassified to earnings					223	223
Public offering, net	13,800,000	138	153,453			153,591
Dividends declared on common stock ($0.21 per share)				(17,271)		(17,271)
Restricted stock activity, net	401,914	4	449			453
Balances at March 31, 2006	81,864,985	$819	$794,191	$(42,743)	$(8,466)	$743,801

See accompanying notes.

Spirit Finance Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Spirit Finance Corporation (“Spirit Finance” or the “Company”) is a Maryland corporation formed on August 14, 2003 as a self-managed and self-advised real estate investment trust (“REIT”) under the Internal Revenue Code.   The common stock of Spirit Finance is listed on the New York Stock Exchange under the symbol “SFC.”

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and numerous wholly-owned special purpose entities. Spirit Finance formed several special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company’s secured credit facilities (see Note 4). As a result, substantial amounts of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At March 31, 2006 and December 31, 2005, assets totaling $1.6 billion and $1.4 billion, respectively, were held and liabilities totaling $1.0 billion and $668.6 million, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.  All intercompany account balances and transactions have been eliminated in consolidation.

For a complete listing of the Company’s significant accounting policies, please refer to Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Restricted Cash and Escrow Deposits

The Company classified restricted cash totaling $1.0 million at both March 31, 2006 and December 31, 2005 and deposits in escrow totaling $525,000 at December 31, 2005 in deferred costs and other assets, net in the accompanying consolidated balance sheets.  The restricted cash balances represented amounts required to be maintained in escrow under certain of the Company’s debt agreements.

New Accounting Standard

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123(R)), using the modified prospective application.  SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and applies to (i) new awards, (ii) awards modified, repurchased or cancelled after the adoption date, and (iii) any outstanding awards accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), for which all requisite service has not yet been rendered.  The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements since the Company elected to adopt, effective January 1, 2005, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all unvested stock-based awards outstanding at January 1, 2005 and for all new grants made in 2005.  Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by APB No. 25 and related interpretations in accounting for its stock-based compensation.  Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant.  The fair value of the options was estimated on the grant dates using the minimum-value method, which omits the assumption of any volatility, because the Company was not a public entity on the respective grant dates.  Using the minimum-value method, the fair value of the stock options was zero on the date of grant.  Compensation expense for the unvested stock options outstanding on January 1, 2005 continues to be recognized using the minimum-value method.

2. INVESTMENTS

At March 31, 2006, Spirit Finance had investments in 719 real estate properties, including 624 owned real estate properties with a gross acquisition cost of $1,562.6 million and mortgage loans receivable representing 95 properties with a carrying amount of $55.5 million.  At March 31, 2006, the Company also held five equipment loans with an aggregate outstanding balance of $8.3 million secured by equipment used in the operation of certain real estate properties owned by the Company and $6.4 million of other loans receivable.  A substantial portion of the Company’s investments are pledged as collateral under debt obligations (see Note 4).

The Company’s investments are geographically dispersed throughout 41 states.  Only one state, Texas (16%), accounted for 10% or more of the total dollar amount of Spirit Finance’s investment portfolio at March 31, 2006.

During the quarter ended March 31, 2006, the Company had the following real estate acquisition and loan origination activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2005	684	$1,487,460
Acquisitions and loan originations	41	151,382
Sales (see Note 9)	(6)	(5,878)
Principal payments and premium amortization	—	(181)
Balance, March 31, 2006	719	$1,632,783

(a)   The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which our customers operate as of March 31, 2006:

	Number of Properties Owned or Financed	Total Dollar Amount of Investments (a)	Percentage of Dollar Amount of Total Real Estate Investments
Restaurants	463	$493,109	30%
Specialty retailer properties	34	216,417	13
Movie theaters	24	201,439	13
Educational facilities	20	153,466	10
Automotive dealers, parts and service facilities	49	103,422	6
Recreational facilities	8	102,116	6
Industrial properties	11	63,072	4
Supermarkets	19	62,785	4
Convenience stores/car washes	27	53,063	3
Distribution facilities	43	50,020	3
Interstate travel plazas	4	37,535	2
Call centers	2	33,987	2
Health clubs/gyms	5	23,022	2
Medical offices	1	21,020	1
Drugstores	9	18,310	1
Total real estate investments	719	$1,632,783	100%

(a)   Dollar amount of investments includes the gross cost of real estate, related lease intangibles and the carrying amount of loans receivable.

The Company’s properties are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at March 31, 2006 is approximately 14 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

3. LEASE INTANGIBLES, NET

Intangible assets represent the value of in-place leases associated with properties that the Company acquired subject to existing leases.  Total intangible assets are shown in the accompanying consolidated balance sheets net of accumulated amortization of $1.9 million at March 31, 2006 and $1.5 million at December 31, 2005.

4. DEBT

Secured Credit Facilities

During 2005, the Company established an aggregate $300 million revolving secured credit facility with Citigroup Global Markets Realty Corp which matures in September 2006.  In November 2005, the Company established a $200 million revolving short-term secured credit facility with Credit Suisse which matures in November 2006.  At March 31, 2006, there were no amounts outstanding on the maximum aggregate borrowing capacity of $500 million under these credit facilities.  These short-term credit facilities are used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.

The Company is subject to various financial and nonfinancial covenants under the secured credit facilities, including maintaining a minimum tangible net worth of $400 million, a maximum total debt to tangible net worth ratio and a minimum liquidity requirement of $15 million.  As of March 31, 2006, Spirit Finance was in compliance with these covenants.  At March 31, 2006, real estate properties and loans receivable with an aggregate investment of $43.4 million were pledged as collateral for future borrowings under the secured credit facilities. Additionally, the member interest of one of the Company’s consolidated special purpose entities is pledged as collateral under one of the secured credit facilities.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	March 31, 2006	December 31, 2005

Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	$177,810	$179,778
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, due 2021	301,820	—
Secured fixed-rate mortgage notes payable:
8.44% Note, effective interest rate 6.62%, balloon due 2010	16,569	16,617
8.60% Note, effective interest rate 6.20%, balloon due 2010	6,821	6,854
9.02% Note, effective interest rate 6.19%, balloon due 2010	6,392	6,420
9.02% Note, effective interest rate 6.25%, balloon due 2010	2,765	2,777
5.78% Note, balloon due 2010	15,452	15,500
6.50% Note, balloon due 2012	14,155	14,228
5.90% Note, balloon due 2012	8,481	8,500
5.40% Notes, balloons due 2014	35,076	35,202
5.30% Note, balloon due 2015	38,856	38,993
5.62% Note, balloon due 2015	35,513	35,629
5.26% Note, balloon due 2015	30,001	30,108
5.62% Note, balloon due 2015	6,202	6,232
5.40% Note, balloon due 2015	4,768	4,785
5.88% Note, balloon due 2016	42,692	—
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,237	2,257
	1,003,910	662,180
Unamortized debt premium	2,612	2,749
Total mortgages and notes payable	$1,006,522	$664,929

In March 2006, Spirit Finance issued, through a private placement, $301.8 million aggregate principal amount of net-lease mortgage notes, Series 2006-1.  The Company had previously issued $441.3 million aggregate principal amount of net-lease mortgage notes under this structure in July 2005.   The timely payment of scheduled interest and ultimate payment of principal on all series of notes are guaranteed under insurance policies issued by Ambac Assurance Corporation.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate investments from time to time subject to certain conditions and limits.  In addition, the note structure allows for the addition of collateral to the pool and the issuance of additional series of notes secured by the increased collateral pool of properties.  The net-lease mortgage notes are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $1.1 billion at March 31, 2006.

The Company’s secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral. As of March 31, 2006, Spirit Finance was in compliance with these covenants.  At March 31, 2006, the fixed-rate mortgage notes payable were secured by real estate properties with an aggregate investment of $386 million.

The financing costs related to the establishment of the secured credit facilities and mortgages and notes payable are deferred and amortized to interest expense using either the effective interest or straight-line method over the initial term of the related debt instrument.  Unamortized financing costs totaled $17.7 million and $12.9 million at March 31, 2006 and December 31, 2005, respectively, and are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.

5. DERIVATIVE AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts (interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

In conjunction with the issuance of net-lease mortgage notes in March 2006 (see Note 4), the Company settled three forward-starting interest rate swap agreements for an aggregate cash receipt from the swap counterparties in the amount of $5.8 million because long-term rates had risen since the inception of the hedges.  This amount is being amortized to earnings, using the effective interest method, as a decrease in interest expense over a period of 15 years.

In conjunction with the issuance of net-lease mortgage notes payable in July 2005, the Company settled two forward-starting interest rate swap agreements.  The fair value of the interest rate swaps at the time of settlement was a loss totaling $15.0 million which is being amortized to earnings, using the effective interest method, as an increase to interest expense over a period of 25 years.

During the three months ended March 31, 2006, net amortization expense totaled $223,000.  The net unamortized loss related to interest rate swaps included in accumulated other comprehensive loss in the accompanying consolidated balance sheets was $8.5 million and $14.6 million at March 31, 2006 and December 31, 2005, respectively.

6. STOCKHOLDERS’ EQUITY

In February 2006, the Company completed a public offering of 13,800,000 additional shares of common stock, receiving proceeds of $153.6 million, after deducting underwriters’ discounts and offering expenses.  During the first three months of 2006, the Company granted 401,914 shares (net of forfeitures) of restricted stock to officers and employees under its stock-based compensation plan.

7. COMMITMENTS AND CONTINGENCIES

At March 31, 2006, Spirit Finance had contractual commitments totaling $43.0 million for future improvements on properties the Company currently owns. These improvements include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006 and 2007, will result in increases in related contractual rent.

The Company may be subject to claims or litigation in the ordinary course of business.  At March 31, 2006, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

8. STOCK-BASED COMPENSATION

The following table summarizes stock option and nonvested restricted stock award activity for the three months ended March 31, 2006:

	Stock Options		Nonvested Restricted Stock Awards
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	1,290,000	$10.02	352,485	$11.22
Granted	—	—	404,718	$11.51
Exercised/Vested	—	—	(72,517)	$10.64
Forfeited	—	—	(2,804)	$11.44
Outstanding at March 31, 2006	1,290,000	$10.02	681,882	$11.45
Options exercisable at March 31, 2006	593,000	$10.01
Weighted average remaining contractual life of options outstanding and exercisable at March 31, 2006	7.7 years

Each stock option has an exercise price equal to the market price (or estimated fair value, for options granted prior to the Company becoming a public entity) of the Company’s common stock on the date of grant.  Stock options vest ratably each year over a three- or five-year period, subject to continued employment, and will expire ten years after the date of the grant.  Compensation expense related to stock options granted in 2005 is recognized on a straight-line basis over the stock option vesting period.  For options granted during the three months ended March 31, 2005, the fair value of each option was estimated on the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (i) expected life of stock options of 6.5 years, (ii) expected volatility of 19.5%, (iii) dividend yield of 6.4%, and (iv) risk free rate of return of 4.1%.  The weighed average grant date fair value of stock options granted during the three months ended March 31, 2005 was $1.09 per option.  The aggregate intrinsic value of the stock options outstanding and exercisable as of March 31, 2006 was approximately $2.8 million and $1.3 million, respectively.  No options were exercised during the three months ended March 31, 2006 and 2005.

Restricted stock awards, which are granted and valued based on the fair value of Spirit Finance common stock on the date of grant, vest ratably over a three- or five-year period.  In general, for restricted stock awards granted in 2005, 2004 and 2003, fifty percent of the restricted shares granted to employees vest solely over time and the other fifty percent vest over time based on meeting Company performance criteria. The performance criteria include meeting total return targets each year (or on a cumulative basis) over the full three- or five-year period.  Restricted shares granted to non-employee directors and certain employees as well as restricted stock awards granted in 2006 vest solely over time.  Compensation expense related to restricted stock awards granted in 2006 and 2005 is recognized on a straight-line basis over the vesting period. Compensation expense related to restricted stock awards granted prior to 2005 is recognized on a graded (accelerated) vesting schedule over the vesting period.  The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2006 and 2005 was $11.51 and $11.81, respectively.  The total fair value of restricted shares vested during the three months ended March 31, 2006 and 2005 was $772,000 and $513,000, respectively.  As of March 31, 2006, there was $6.7 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately five years.

Stock-based compensation is included in general and administrative expenses in the consolidated statements of operations. The Company’s aggregate stock-based compensation expense, net of forfeitures, during the three months ended March 31, 2006 and 2005 was $449,000 and $203,000, respectively.

9. DISCONTINUED OPERATIONS

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

During the three months ended March 31, 2006, the Company sold six properties for $5.6 million in net sales proceeds.  During the year ended December 31, 2005, the Company sold 43 properties, including six properties sold in the first quarter of 2005 for $8.1 million in net sales proceeds.  All of the current and prior period operations and net gains (losses) realized from these real estate dispositions have been reclassified into discontinued operations.

The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Rental revenues	$77	$1,197

Expenses:
General and administrative	1	7
Depreciation and amortization	26	277
Interest	—	205
Total expenses	27	489

Income from discontinued operations	50	708
Net losses on sales of real estate	(133)	(57)
Total discontinued operations	$(83)	$651

10. INCOME PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of basic and diluted income per common share is as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005

Income available to common shareholders:
Continuing operations	$8,218	$6,168
Discontinued operations	(83)	651
Net income	$8,135	$6,819

Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	76,413,164	67,023,019
Effect of unvested restricted stock	120,048	236,990
Effect of stock options (a)	209,748	183,653
Weighted average outstanding common shares used in the calculation of diluted income per common share	76,742,960	67,443,662

(a)   Options to purchase 15,000 shares and 30,000 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted net income per common share for the three months ended March 31, 2006 and 2005, respectively, because the effect was not dilutive.

11. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, adjusted for changes in unrealized gains or losses on derivative financial instruments.  The reconciliation of net income to comprehensive income is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income as reported	$8,135	$6,819
Change in net unrealized losses on cash flow hedges	5,877	1,836
Net cash flow hedge losses reclassified to earnings	223	—
Comprehensive income	$14,235	$8,655

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto as of March 31, 2006 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation is a self-managed and self-advised REIT formed as a Maryland corporation on August 14, 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities that are vital to the generation of our customers’ sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers.  Since we began purchasing real estate assets in December 2003, we have completed over $1.7 billion in real estate acquisitions and mortgage and equipment loan investments.

As of March 31, 2006, our investment portfolio totaled $1.6 billion and represented 719 owned or financed properties geographically diversified across 41 states.  Of our total investment portfolio as of March 31, 2006, approximately $1.6 billion, or 96%, represented the gross cost of real estate and related lease intangibles that we own and $70 million, or 4%, represented mortgage, equipment and other loans receivable.  Only one state, Texas (16%), accounts for 10% or more of the total dollar value of our real estate and loan portfolio.  Our properties are leased or financed to 109 customers operating in various industries.  Our three largest property types at March 31, 2006 as a percentage of our total investment portfolio were restaurants (30%), specialty retailer properties (13%) and movie theaters (12%). As of March 31, 2006, our 10 largest customers as a percentage of the total investment portfolio were: Carmike Cinemas, Inc. (NASDAQ: CKEC); Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; PamCo, Inc., a petroleum distribution, convenience store and car wash operator; CBH2O, LP, the operator of Camelback Ski and Camelbeach Water Park; University of Phoenix (NASDAQ: APOL); and Gander Mountain Company (NASDAQ: GMTN). These customers accounted for 34% of our total investment portfolio at March 31, 2006, with no individual credit exposure greater than 5.2% of the total investment portfolio.  In comparison, our top 10 customers as of March 31, 2005 accounted for 53% of our total investment portfolio, with the largest credit exposure at 6.2% of the total portfolio. As of March 31, 2006, essentially all of our properties were occupied, and the monthly lease and loan payments were current.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers and from interest income on our portfolio of mortgage and equipment loans receivable. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings. We expect to grow through continuing our business strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions.

Our ability to achieve our plan of continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions to meet our targeted yields.  The current environment for net lease real estate acquisitions continues to be highly competitive, and this competitive environment could limit both the number of properties we acquire and the yield on those acquisitions.  We may delay or decline opportunities if we feel the rewards do not warrant the capital risk.  The timing of completing property acquisitions may vary significantly from quarter to quarter. In response to these challenges, we are committed to seeking numerous potential investment opportunities through our full-time acquisitions staff.  We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products to our customers. We intend to fund future real estate investments primarily with borrowings on our secured credit facilities and by raising funds through the issuance of debt and additional equity securities.

Liquidity and Capital Resources

Our real estate investments are generally acquired using a combination of cash and borrowings under our secured credit facilities or mortgage notes payable. As of March 31, 2006, we had a maximum aggregate borrowing capacity of $500 million under our two secured credit facilities and no amounts were outstanding under the facilities.

During the first three months of 2006, we acquired or financed 41 single tenant commercial real estate properties through various transactions totaling $151.4 million using a combination of proceeds from new borrowings and an equity offering.  We also used net cash proceeds from the sales of six real estate properties, totaling $5.6 million for the three months ended March 31, 2006, to acquire new properties.  At March 31, 2006, we had contractual commitments totaling $43.0 million for future improvements on properties we currently own.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006 and 2007, will result in increases in related contractual rent.  In addition, as of May 5, 2006, we had identified for review potential investment opportunities of more than $3.4 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations.  Investments under review are generally subject to significant change, and the timing of completing any such transactions, which is dependent on the completion of due diligence and other factors that may not be under our control, may vary significantly from quarter to quarter.  After further due diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue and there is no assurance that we will ultimately complete any of the real estate acquisitions.

We primarily generate our revenue and cash flow by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on future changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee’s gross sales.  At March 31, 2006, our weighted average noncancelable remaining initial lease term was approximately 14 years, and our leases generally provide for one or more renewal options.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance including any increased operating expenses that may result from recent increases in oil prices.  Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital or operating expenditures on our properties.

Our operating costs include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating costs.  Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $19.7 million for the three months ended March 31, 2006 as compared to $8.5 million for the same period in 2005.

We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level federal income tax and excise tax on our earnings.  During the initial years of our operations, the distributions we pay may include a return of capital.  Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments. During the three months ended March 31, 2006, we declared dividends of $0.21 per share or $17.3 million. Dividends paid during the quarter totaled $14.3 million.

In order to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt or equity funding beyond our currently committed external sources of liquidity.  In February 2006, we completed a public offering of 13.8 million additional shares of common stock (including the exercise of an underwriters’ overallotment option of 1.8 million shares) which raised aggregate proceeds of $153.6 million, after deducting the underwriters’ discounts and offering expenses.  We used $110.3 million of the proceeds of the offering to pay down borrowings and accrued interest outstanding under one of our secured credit facilities.

We generally use secured credit facilities to partially fund the purchase of real estate pending the issuance of long-term, fixed-rate debt.  During 2005, we established an aggregate $300 million revolving secured credit facility with Citigroup Global Markets Realty Corp. which matures in September 2006.  Borrowings under $200 million of the facility require monthly payments of interest indexed to one-month LIBOR plus 1.50%.  Borrowings under the remaining $100 million portion of the facility require monthly payments of interest based on one-month LIBOR plus 1.50% - 2.75%, depending on amounts borrowed. In November 2005, we established a $200 million revolving short-term secured credit facility with Credit Suisse which matures in November 2006.  Borrowings under this facility require monthly payments of interest indexed to one-month LIBOR plus 1.25%.  The facilities also provide for a non-use fee which may be incurred under certain circumstances.  The interest rates on these borrowings are subject to increase in the event we exceed a specified leverage amount. At March 31, 2006, the one-month LIBOR rate was 4.83%.

In March 2006, we issued, through a private placement, $301.8 million aggregate principal amount of net-lease mortgage notes, Series 2006-1.  This was the second issuance under our master funding structure which was created in 2005.  This private placement consisted of fully amortizing notes bearing interest at an annual rate of 5.76% due in 2021.  In July 2005, we issued the first series of notes consisting of $183 million of Class A-1 fully amortizing notes bearing interest at an annual rate of 5.05% due in 2020 and $258.3 million of Class A-2 interest-only notes bearing interest at an annual rate of 5.37% due in 2020.  At March 31, 2006, the balance of the net-lease mortgage notes totaled $737.9 million and was secured by a collateral pool in excess of $1 billion in real estate assets representing 578 commercial properties.  The notes are rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively.  The timely payment of scheduled interest and ultimate payment of principal on the notes are guaranteed under insurance policies issued by Ambac Assurance Corporation.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, the note structure allows for the addition of collateral to the pool and the issuance of additional series of notes secured by the increased collateral pool of properties.  We used the net proceeds from the issuance of the Series 2006-1 notes to repay $160.4 million of the balances outstanding under our secured credit facilities.  The remaining proceeds were used to provide funds for real estate acquisitions.

As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements.  In conjunction with the issuance of the second series of net-lease mortgage notes, we settled three forward-starting interest rate swap agreements in March 2006 for an aggregate cash receipt from the swap counterparties because long-term rates had increased since the inception of the swaps.  Accordingly, the fair value of the interest rate swaps at the time of settlement, totaling $5.8 million, is being amortized to earnings as a decrease in interest expense over a 15-year period such that the effective interest rate of the net-lease mortgage notes approximates the long-term rates in effect when the swaps were placed.

During the first three months of 2006, we also entered into new long-term financing totaling $42.8 million in conjunction with a real estate acquisition. At March 31, 2006, we did not have any amounts outstanding under our variable-rate secured credit facilities and the total carrying amount of our fixed-rate debt was $1.0 billion. Assets with an aggregate investment value of

$43.4 million and $1.5 billion were pledged as collateral for future borrowings under the secured credit facilities and all fixed-rate debt, respectively.

Over the long term, we expect lease rates to fluctuate commensurate with changes in long-term interest rates. In the near-term, we may experience a period where long-term interest rates on future borrowings rise faster than lease rates, which may reduce our cash flow.  Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities.  At March 31, 2006, 89% of our investment portfolio was match-funded with long-term debt.

We are subject to various customary operating and financial covenants under the mortgage notes payable and the secured credit facilities. The mortgage notes payable and secured credit facilities include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facilities also include, among other requirements, a minimum liquidity requirement of $15 million and a minimum tangible net worth requirement of $400 million.  As of March 31, 2006, we were in compliance with all of our debt covenants and requirements.

In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facilities will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio.  On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio, defined as the ratio of our total debt to total assets, of approximately 65%. At March 31, 2006, our leverage ratio was 57%. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments.  We intend to use substantially all of our properties to secure our borrowings under our various debt financings.  Our ability to achieve continuous real estate investment growth will also depend on our ability to raise additional equity capital.

Results of Operations

Net income for the three months ended March 31, 2006 was $8.1 million, or $0.11 per diluted share, based on 76.7 million weighted average shares of common stock outstanding.  Net income for the three months ended March 31, 2005 was $6.8 million, or $0.10 per diluted share, based on 67.4 million weighted average shares of common stock outstanding.  The increase in net income is reflective of the growth in our investment portfolio.  Since we began purchasing real estate assets in December 2003, we have completed over $1.7 billion in real estate acquisitions and mortgage and other loan investments, of which $151.4 million was completed during the first quarter of 2006 as compared to $38.0 million completed during the first quarter of 2005.  The increase in the number of weighted average shares outstanding between 2006 and 2005 is primarily the result of our public offering of 13.8 million common shares completed on February 1, 2006.

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

Each time properties are sold, current accounting principles require that gains and losses from any such dispositions and all operations from the properties previously reported as part of “income from continuing operations” to be reclassified to “discontinued operations.”  This reclassification and presentation has no impact on net income or cash flows.  Income from continuing operations for the three months ended March 31, 2006 was $8.2 million, or $0.11 per diluted share.  Income from continuing operations for the three months ended March 31, 2005 was $6.2 million, or $0.09 per diluted share.

We sold six properties during the first three months of 2006.  We sold 43 properties during 2005, including six properties in the first quarter.  The loss from discontinued operations totaled $83,000 for the three months ended March 31, 2006 and as compared with income from discontinued operations of $651,000 for the three months ended March 31, 2005.  Included in income (loss) from discontinued operations were net losses on sales of real estate of $133,000 and $57,000 during the three months ended March 31, 2006 and 2005, respectively.

The following discussion includes the results of both continuing and discontinued operations as summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	Continuing Operations		Discontinued Operations		Total Operations
	2006	2005	2006	2005	2006	2005
Revenues	$34,423	$14,428	$77	$1,197	$34,500	$15,625
General and administrative expenses	4,282	2,587	1	7	4,283	2,594
Depreciation and amortization	8,226	3,112	26	277	8,252	3,389
Interest	13,697	2,561	—	205	13,697	2,766

Revenues

Total revenues increased to $34.5 million for the first quarter of 2006 from $15.6 million for the first quarter of 2005.  The increase in revenues is the result of the growth in our investment portfolio primarily due to property acquisitions made over the past year.  Because the acquisitions of properties tend to occur later in a quarter, the full earnings impact of acquisitions made in the first quarter of 2006 will not begin to be realized until the second quarter.

Almost 94% of the total revenues generated in the first quarter 2006 were rental revenues from real estate properties we own and lease to our customers.  During the three months ended March 31, 2006, no single lessee represented more than 6% of total revenues.  Our long-term leases generally provide for payments of base rents with scheduled increases, increases based on future changes in the Consumer Price Index (CPI) and/or contingent rent based on a percentage of the lessee’s gross sales.  For leases with scheduled rent increases, rental revenue is recognized on a straight-line basis, net of a valuation allowance, to produce a constant periodic rent over the term of the leases.  Rental revenue and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Rental revenues, excluding the adjustment for straight-line rent	$32,004	$14,093
Straight-line rent, net	359	247
Total rental revenues	$32,363	$14,340

Weighted average real estate investments	$1,493,023	$642,779

The weighted average yield on our real estate acquisitions was lower for the first quarter of 2006 as compared to the same period in 2005, reflecting market lease rate compression and increased investments in properties leased to companies having higher credit profiles.  Investments in properties leased to companies with higher credit profiles meet our total target rate of return requirements as we were able to obtain long-term borrowings at lower rates ranging from 5.26% to 5.90%, reflective of the higher credit profiles.

During the three months ended March 31, 2006 and 2005, interest income on mortgage, equipment and other loans receivable totaled $1.5 million and $0.9 million, respectively.  Approximately 84% of the interest income in 2006 was generated by mortgage loans to three borrowers.  The increase in interest income in 2006 over 2005 was primarily the result of the origination of over $30.0 million of new loans since March 31, 2005.

Other interest income represents income generated on interest-bearing cash accounts pending investment in real estate.  Other interest income totaled $638,000 and $355,000 during the three months ended March 31, 2006 and 2005, respectively.

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs and office and other expenses.  Employee-related expenses increased primarily as a result of our real estate investment activity as we increased our work force from 27 employees at March 31, 2005 to 38 at March 31, 2006 to support our growth. The large increase in the number of properties in our portfolio has also resulted in increased portfolio servicing costs and higher insurance costs; these costs will continue to grow proportionately with the growth in our investment portfolio.

Depreciation and amortization expense relates primarily to real estate properties and related lease intangibles. Depreciation and amortization expense was $8.3 million for the three months ended March 31, 2006 as compared to $3.4 million in the same period in 2005. The increase over 2005 was primarily the result of the increase in the real estate investment portfolio.

Interest expense for the three months ended March 31, 2006 totaled $13.7 million, including $1.3 million associated with the amortization of deferred financing costs, debt insurer premiums and the amortization of interest rate swap settlement costs.  For the three months ended March 31, 2005, interest expense totaled $2.8 million, including $0.6 million associated with the amortization of related deferred financing costs. The increase in interest expense is primarily attributable to higher weighted average outstanding debt of approximately $896.9 million during the first quarter of 2006 as compared to approximately $149.5 million during the same period in 2005, primarily resulting from the growth in our investment portfolio, partially offset by a decrease in our effective interest rate.  Our effective interest rate was lower primarily due to the lower effective rate on our fixed-rate debt outstanding during the first quarter of 2006 as compared to the variable-rate debt outstanding during the first quarter of 2005 and higher deferred financing costs on our secured credit facility during the first quarter of 2005.

Due to the expansion of our portfolio operations as a result of our continued real estate investment activity, our general and administrative expenses are expected to continue to increase during 2006; however, general and administrative expenses calculated as a percent of total revenues are expected to decrease.  Depreciation and amortization expense is also expected to increase in future periods with future real estate acquisition activity.  Interest expense is expected to increase in future periods as we continue to make investments in real estate funded with both short- and long-term debt financing.

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

FFO totaled $16.5 million and $10.2 million for the three months ended March 31, 2006 and 2005, respectively, including $359,000 and $247,000, respectively, representing the adjustment between scheduled rents and rental revenue recognized on a straight-line basis.

A reconciliation of net income calculated in accordance with GAAP to FFO is presented in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$8,135	$6,819
Portfolio depreciation and amortization expense:
Continuing operations	8,184	3,082
Discontinued operations	26	277
Net losses on sales of real estate	133	57
FFO	$16,478	$10,235

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

•                  the extent and nature of our competition; and

•                  other factors referenced in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Spirit Finance is exposed to various financial market risks, especially interest rate risk. Interest rates and credit risk influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  We generally offer leases that provide for payments of base rent with scheduled increases, increases based on changes in the Consumer Price Index and/or contingent rent based on a percentage of the lessee’s gross sales to help mitigate the effect of inflation.  Because the properties in our portfolio are generally leased to tenants under triple-net leases where the tenant is responsible for property costs and expenses, this tends to reduce our exposure to rising property expenses due to inflation.

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

In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through March 31, 2006, we have not experienced any significant credit losses.  In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations.  One objective of our interest rate risk management policy is to match fund fixed-

rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As part of this strategy, we have used and may continue to use derivative contracts, such as interest rate swaps, to manage our interest rate risk.  We do not enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risk, as such hedging transactions may generate income which is not qualified income for purposes of maintaining our REIT status. Our hedging strategy is monitored by the audit committee of our board of directors.

At March 31, 2006, our fixed-rate debt totaled $1.0 billion as compared to $664.9 million at December 31, 2005.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt was approximately $35.4 million below its carrying amount at March 31, 2006.  Our mortgage loans receivable are also fixed-rate instruments.  At March 31, 2006 and December 31, 2005, our mortgage loans receivable (excluding equipment loans) totaled $55.5 million and $55.6 million, respectively.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the carrying amount by approximately $332,000 at March 31, 2006.  It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  During the three months ended March 31, 2006, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR, was $155.1 million.  Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 6.0%. During the first quarter of 2006, one-month LIBOR increased approximately 44 basis points. Had the weighted average interest rate been 100 basis points higher (lower) during the quarter, our net income for the quarter would have been reduced (increased) by approximately $388,000.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first quarter of 2006 and assumes no other changes in our capital structure.

As of December 31, 2005, Spirit Finance had three outstanding forward-starting interest rate swap agreements with a total notional amount of $225 million.  In March 2006, the anticipated long-term debt was issued, and the interest rate swaps were settled for an aggregate cash receipt from the swap counterparties because long-term rates had risen since the inception of the swaps.  The fair value of the interest rate swaps at the time of settlement, totaling $5.8 million, was recorded in “Accumulated other comprehensive income (loss)” and is being amortized to earnings as a decrease to interest expense over a period of 15 years. The aggregate unamortized balance of these and all prior settled interest rate swaps at March 31, 2006 was $8.5 million. Because the anticipated interest payments are considered probable, the hedges continue to be effective.

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

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement among Spirit Finance Corporation and Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several underwriters, dated January 26, 2006.(1)

4.1	Amended and Restated Master Indenture dated as of March 17, 2006, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(2)

4.2	Series 2006-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Citibank, N.A., as indenture trustee.(2)

10.1	Amended and Restated Property Management and Servicing Agreement dated as of March 17, 2006, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc.(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Registrant’s Form 8-K dated January 26, 2006, filed January 31, 2006.

(2)          Incorporated by reference to the Registrant’s Form 8-K dated March 17, 2006, filed March 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT FINANCE CORPORATION

Date: May 10, 2006	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President

	By:	/s/ Catherine Long
Catherine Long
Chief Financial Officer, Senior Vice President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement among Spirit Finance Corporation and Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several underwriters, dated January 26, 2006.(1)

4.1	Amended and Restated Master Indenture dated as of March 17, 2006, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.(2)

4.2	Series 2006-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Citibank, N.A., as indenture trustee.(2)

10.1	Amended and Restated Property Management and Servicing Agreement dated as of March 17, 2006, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc.(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Registrant’s Form 8-K dated January 26, 2006, filed January 31, 2006.

(2)          Incorporated by reference to the Registrant’s Form 8-K dated March 17, 2006, filed March 21, 2006.