Form 10-Q
period 2006-06-30
SPIRIT FINANCE CORP
filed 2006-08-09
CIK 1277406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to

Commission file number:  01-32386

SPIRIT FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	20-0175773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14631 N. Scottsdale Road, Suite 200
Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2006, 99,090,866 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$943,400	$524,196
Buildings and improvements	1,456,824	881,386
Total real estate investments	2,400,224	1,405,582
Less: Accumulated depreciation	(39,486)	(22,729)
	2,360,738	1,382,853
Loans receivable	66,851	59,008
Net investments	2,427,589	1,441,861
Cash and cash equivalents	87,547	30,536
Lease intangibles, net	20,792	21,395
Deferred costs and other assets, net	25,423	19,633
Total assets	$2,561,351	$1,513,425

Liabilities and stockholders’ equity
Liabilities:
Secured credit facilities	$—	$229,855
Mortgages and notes payable	1,613,694	664,929
Accounts payable, accrued expenses and other liabilities	15,742	11,639
Dividends payable	20,810	14,209
Total liabilities	1,650,246	920,632
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 99,094,866 (2006) and 67,663,071 (2005) shares issued and outstanding	991	677
Capital in excess of par value	970,431	640,289
Accumulated distributions in excess of net income	(52,331)	(33,607)
Accumulated other comprehensive loss	(7,986)	(14,566)
Total stockholders’ equity	911,105	592,793
Total liabilities and stockholders’ equity	$2,561,351	$1,513,425

See accompanying notes.

Spirit Finance Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rentals	$40,162	$16,008	$72,061	$29,073
Interest income on loans receivable	1,655	958	3,154	1,888
Other interest income	1,287	274	1,925	629
Total revenues	43,104	17,240	77,140	31,590

Expenses:
General and administrative	4,046	3,240	8,324	5,825
Depreciation and amortization	9,827	3,999	17,995	7,090
Interest	19,569	3,341	33,265	5,877
Total expenses	33,442	10,580	59,584	18,792

Income from continuing operations	9,662	6,660	17,556	12,798

Discontinued operations:
Income from discontinued operations	160	534	534	1,272
Net gains on sales of real estate	1,400	284	1,267	227
Total discontinued operations	1,560	818	1,801	1,499

Net income	$11,222	$7,478	$19,357	$14,297

Income per common share:
Basic:
Continuing operations	$0.12	$0.10	$0.22	$0.19
Discontinued operations	0.02	0.01	0.02	0.02
Net income	$0.14	$0.11	$0.24	$0.21
Diluted:
Continuing operations	$0.12	$0.10	$0.22	$0.19
Discontinued operations	0.02	0.01	0.02	0.02
Net income	$0.14	$0.11	$0.24	$0.21

Weighted average outstanding common shares:
Basic	81,944,688	67,305,458	79,194,207	67,168,949
Diluted	82,183,382	67,461,430	79,478,452	67,371,783

Cash dividends declared per common share	$0.21	$0.19	$0.42	$0.38

See accompanying notes.

Spirit Finance Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$19,357	$14,297
Adjustments to net income:
Depreciation and amortization	18,116	7,595
Stock-based compensation	897	440
Amortization of deferred financing costs	1,527	1,247
Amortization of net interest rate swap hedge losses	347	—
Net gains on sales of real estate	(1,267)	(227)
Other noncash items	185	104
Changes in operating assets and liabilities:
Deferred costs and other assets	(1,515)	(1,968)
Accounts payable, accrued expenses and other liabilities	4,366	2,637
Net cash provided by operating activities	42,013	24,125

Cash flows from investing activities
Acquisitions of real estate	(1,018,679)	(310,268)
Investments in loans receivable	(11,401)	—
Proceeds from sales of real estate	22,505	40,532
Collections of principal on loans receivable	6,200	193
Net cash used in investing activities	(1,001,375)	(269,543)

Cash flows from financing activities
Borrowings under secured credit facilities	157,289	329,776
Repayments under secured credit facilities	(387,144)	(101,500)
Borrowings under mortgage notes payable	956,071	67,000
Repayments under mortgages and notes payable	(7,028)	(140,441)
Deferred financing costs paid	(6,377)	(3,666)
Payments received (made) on interest rate swaps	5,825	(810)
Proceeds from issuances of common stock, net	329,555	40,067
Dividends paid on common stock	(31,480)	(19,959)
Other	(338)	(93)
Net cash provided by financing activities	1,016,373	170,374

Net increase (decrease) in cash and cash equivalents	57,011	(75,044)

Cash and cash equivalents, beginning of period	30,536	113,225
Cash and cash equivalents, end of period	$87,547	$38,181

See accompanying notes.

Spirit Finance Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2006

(Unaudited)
(dollars in thousands)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2005	67,663,071	$677	$640,289	$(33,607)	$(14,566)	$592,793
Net income				19,357		19,357
Change in net unrealized losses on cash flow hedges					6,233	6,233
Net cash flow hedge losses reclassified to earnings					347	347
Issuances of common stock, net	31,050,000	310	329,245			329,555
Dividends declared on common stock				(38,081)		(38,081)
Restricted stock activity, net	381,795	4	897			901
Balances at June 30, 2006	99,094,866	$991	$970,431	$(52,331)	$(7,986)	$911,105

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

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly-owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and numerous wholly-owned special purpose entities. Spirit Finance formed several special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company’s secured credit facilities (see Note 4). As a result, substantial amounts of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At June 30, 2006 and December 31, 2005, assets totaling $2.4 billion and $1.4 billion, respectively, were held and liabilities totaling $1.6 billion and $668.6 million, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.  All intercompany account balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $1.9 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively, in deferred costs and other assets in the accompanying consolidated balance sheets.  The restricted cash balances represented amounts required to be maintained under certain of the Company’s debt agreements.

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

2. INVESTMENTS

At June 30, 2006, Spirit Finance had investments in 897 real estate properties, including 800 owned properties with a gross acquisition cost of $2.4 billion and mortgage and other loans receivable representing 97 properties with a carrying amount of $58.5 million.  At June 30, 2006, the Company also held five equipment loans with an aggregate outstanding balance of $8.3 million secured by equipment used in the operation of certain real estate properties owned by the Company.  A substantial portion of the Company’s investments are pledged as collateral under debt obligations (see Note 4).

The Company’s investments are geographically dispersed throughout 42 states.  Only two states, Wisconsin (13%) and Texas (11%), accounted for 10% or more of the total dollar amount of Spirit Finance’s investment portfolio at June 30, 2006.

During the six months ended June 30, 2006, the Company had the following gross real estate acquisition and loan origination activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2005	684	$1,487,460
Acquisitions and loan originations	236	1,032,690
Sales (see Note 10)	(23)	(23,718)
Principal payments and premium amortization	—	(6,168)
Balance, June 30, 2006	897	$2,490,264

(a)          The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which our customers operate as of June 30, 2006 (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)	Percentage of Dollar Amount of Total Real Estate Investments
General and discount retailer properties	178	$822,265	33%
Restaurants	463	489,917	20
Specialty retailer properties	30	223,738	9
Movie theaters	24	202,435	8
Educational facilities	20	154,510	6
Automotive dealers, parts and service facilities	55	128,352	5
Recreational facilities	8	102,100	4
Industrial properties	12	70,005	3
Supermarkets	19	62,785	3
Convenience stores/car washes	24	50,262	2
Distribution facilities	43	50,020	2
Interstate travel plazas	4	37,535	1
Call centers	2	33,988	1
Health clubs/gyms	5	23,022	1
Medical offices	1	21,020	1
Drugstores	9	18,310	1
Total real estate investments	897	$2,490,264	100%

(a)          The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The Company’s properties are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at June 30, 2006 is approximately 16 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

Scheduled minimum future rentals to be received under the remaining noncancelable term of the operating leases at June 30, 2006 are as follows (dollars in thousands):

2006	$105,073
2007	210,050
2008	210,448
2009	210,851
2010	210,967
2011	209,016
Thereafter	2,246,391
Total future minimum rentals	$3,402,796

3. LEASE INTANGIBLES, NET

Intangible assets represent the value of in-place leases associated with those properties that the Company acquired subject to existing leases.  Total intangible assets are shown in the accompanying consolidated balance sheets net of accumulated amortization of $2.4 million at June 30, 2006 and $1.5 million at December 31, 2005.

4. DEBT

Secured Credit Facilities

At June 30, 2006, there were no amounts outstanding under the Company’s secured credit facilities.  These short-term credit facilities are used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.  The $300 million revolving secured credit facility with Citigroup Global Markets Realty Corp. matures in September 2006 and the $200 million revolving secured credit facility with Credit Suisse matures in November 2006.

The Company is subject to various financial and nonfinancial covenants under the secured credit facilities, including maintaining a minimum tangible net worth of $647 million, a maximum total debt to tangible net worth ratio of 4:1 and a minimum liquidity requirement of $15 million.  As of June 30, 2006, Spirit Finance was in compliance with these covenants.  At June 30, 2006, real estate properties and loans receivable with an aggregate investment of $100.6 million were pledged as collateral for future borrowings under the secured credit facilities. Additionally, the member interest of one of the Company’s consolidated special purpose entities is pledged as collateral under one of the secured credit facilities.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	June 30, 2006	December 31, 2005
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 mortgage note, 5.05%, due 2020	$175,812	$179,778
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	258,300
Series 2006-1, Class A mortgage note, 5.76%, balloon due 2021	300,507	—
Secured fixed-rate mortgage notes payable:
8.44% - 9.02% Notes, effective rates 6.19% - 6.62%, balloons due 2010	32,436	32,668
5.78% Note, balloon due 2010	15,407	15,500
5.90% - 6.50% Notes, balloons due 2012	22,544	22,728
5.40% Notes, balloons due 2014	34,959	35,202
5.26% - 5.62% Notes, balloons due 2015	114,964	115,747
5.88% Note, balloon due 2016	42,575	—
6.59% Notes, balloons due 2016	611,501	—
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,218	2,257
	1,611,223	662,180
Unamortized debt premium	2,471	2,749
Total mortgages and notes payable	$1,613,694	$664,929

The Company’s secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral. As of June 30, 2006, Spirit Finance was in compliance with these covenants.  The net-lease mortgage notes are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $1.1 billion at June 30, 2006.  At June 30, 2006, the fixed-rate mortgage notes payable were secured by real estate properties with an aggregate investment value of $1.2 billion.

The mortgages and notes payable require monthly principal and interest payments; the notes payable also require balloon payments totaling $44.8 million due in 2010, $19.5 million due in 2012, $29.8 million due in 2014, $96.6 million due in 2015, $564.6 million due in 2016, $258.3 million due in 2020 and $176.2 million due in 2021.  The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. Scheduled debt maturities, including balloon payments, for the remainder of 2006 and the next five years are as follows (dollars in thousands):

2006	$11,582
2007	24,426
2008	25,823
2009	27,632
2010	73,721
2011	30,300
Thereafter	1,417,739
$1,611,223

The financing costs related to the establishment of the secured credit facilities and mortgages and notes payable are deferred and amortized to interest expense using either the effective interest or straight-line method over the initial term of the related debt instrument.  Unamortized financing costs totaled $17.8 million and $12.9 million at June 30, 2006 and December 31, 2005, respectively, and are included in deferred costs and other assets in the accompanying consolidated balance sheets.

5. DERIVATIVE AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts (interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

As of June 30, 2006, Spirit Finance had one outstanding forward-starting interest rate swap agreement with a notional amount of $41.5 million.  This derivative instrument was designed to hedge the variability of cash flows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance of at least $43.5 million expected to be issued in early 2007.  As the hedging relationship is expected to be highly effective at achieving offsetting changes in future cash flows, this interest rate swap is accounted for as a cash flow hedge.  Hedge effectiveness is assessed using the hypothetical derivative method.  No hedge ineffectiveness was recognized during 2006 or

2005.  The fair value of the interest rate swap in place at June 30, 2006 was an asset of $356,000 which is included in deferred costs and other assets with a corresponding amount recorded in accumulated other comprehensive income.

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

During the six months ended June 30, 2006, net amortization expense totaled $347,000.  The net unamortized loss related to interest rate swaps included in accumulated other comprehensive loss in the accompanying consolidated balance sheets was $8.0 million and $14.6 million at June 30, 2006 and December 31, 2005, respectively.

6. STOCKHOLDERS’ EQUITY

During 2006, the Company issued 31,050,000 shares of common stock, receiving proceeds of $329.6 million, after deducting underwriters’ discounts and offering expenses.  During 2006, the Company granted 381,795 shares (net of forfeitures) of restricted stock to officers, employees and directors under its stock-based compensation plan.

7. COMMITMENTS AND CONTINGENCIES

At June 30, 2006, Spirit Finance had contractual commitments totaling $38.2 million for future improvements on properties the Company currently owns. These improvements include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not yet commenced.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006, will result in increases in related contractual rent.  Spirit Finance is contingently liable for $5.7 million of debt of one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on the debt.

The Company may be subject to claims or litigation in the ordinary course of business.  At June 30, 2006, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

8. SIGNIFICANT CREDIT AND REVENUE CONCENTRATION

Rental revenues from two tenants under common control totaled $6.4 million, or 15% and 8% of Spirit Finance’s total revenues for the three and six months ended June 30, 2006, respectively.  The underlying real estate properties were acquired by Spirit Finance on May 31, 2006, from SKO Group Holding Corp. (“SKO”) and leased to these two tenants, each a wholly-owned subsidiary of SKO, under long-term, triple-net master lease agreements.  These tenants operate over 350 general merchandise retail locations under the ShopKo and Pamida names in both mid-sized to larger cities and small, rural communities across the Midwest, North Central, Rocky Mountain and Pacific Northwest states.  The real estate properties leased to these tenants represented approximately one-third of Spirit Finance’s total assets at June 30, 2006, and, based on Spirit Finance’s portfolio at June 30, 2006, the full impact of rental revenue from these tenants is expected to approximate one-third of Spirit Finance’s ongoing quarterly total revenues.

9. STOCK-BASED COMPENSATION

The following table summarizes stock option and nonvested restricted stock award activity for the six months ended June 30, 2006:

	Stock Options			Nonvested Restricted Stock Awards
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	1,290,000	$10.02		352,485	$11.22
Granted	—	—		428,934	$11.51
Exercised/Vested	—	—		(78,024)	$10.62
Forfeited	(21,000)	$11.03		(47,139)	$11.40
Outstanding at June 30, 2006	1,269,000	$10.00	7.5	656,256	$11.47

Options exercisable at June 30, 2006	593,000	$10.01	7.5

Each stock option has an exercise price equal to the market price (or estimated fair value, for options granted prior to the Company becoming a public entity) of the Company’s common stock on the date of grant.  Stock options vest ratably each year over a three-year period, subject to continued employment, and will expire ten years after the date of the grant.  Compensation expense related to stock options granted in 2005 is recognized on a straight-line basis over the stock option vesting period.  For options granted during the six months ended June 30, 2005, the fair value of each option was estimated on the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions: (i) expected life of stock options of 6.5 years, (ii) expected volatility of 19.5%, (iii) dividend yield of 6.4%, and (iv) risk free rate of return of 4.1%.  The weighed average grant date fair value of stock options granted during the six months ended June 30, 2005 was $1.09 per option.  The aggregate intrinsic value of the stock options outstanding and exercisable as of June 30, 2006 was approximately $1.6 million and $743,000, respectively.

Restricted stock awards, which are granted and valued based on the fair value of Spirit Finance common stock on the date of grant, vest ratably over a three- or five-year period.  In general, for restricted stock awards granted in 2005, 2004 and 2003, fifty percent of the restricted shares granted to employees vest solely over time and the other fifty percent vest over time based on meeting Company performance criteria. The performance criteria include meeting total return targets each year (or on a cumulative basis) over the full three- or five-year period.  Restricted shares granted to non-employee directors and restricted stock awards granted in 2006 vest solely over time.  Compensation expense related to restricted stock awards granted in 2006 and 2005 is recognized on a straight-line basis over the vesting period. Compensation expense related to restricted stock awards granted prior to 2005 is recognized on a graded (accelerated) vesting schedule over the vesting period.  The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 was $11.51 and $11.74 per share, respectively.  The total fair value of restricted shares vested during the six months ended June 30, 2006 and 2005 was $829,000 and $530,000, respectively.  As of June 30, 2006, there was $6.5 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 4.1 years.

Stock-based compensation is included in general and administrative expenses in the consolidated statements of operations. The Company’s aggregate stock-based compensation expense, net of forfeitures, during the six months ended June 30, 2006 and 2005 was $897,000 and $440,000, respectively.

10. DISCONTINUED OPERATIONS

Periodically, Spirit Finance may sell real estate properties.  The Company considers these occasional sales of real estate properties to be a part of its long-term business strategy of acquiring and holding a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the consolidated statements of operations.  As a result of this reporting requirement, each time a property is sold, previously reported “income from continuing operations” will be restated to reclassify the operations of such property into discontinued operations.  This presentation has no impact on net income or cash flow.

During the six months ended June 30, 2006, the Company sold 23 properties for $22.5 million in net sales proceeds.  During the year ended December 31, 2005, the Company sold 43 properties, including 23 properties sold in the first six months of 2005, for $40.5 million in net sales proceeds.  All of the current and prior period operations and net gains realized from these real estate dispositions have been reclassified into discontinued operations.

The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Rental revenues	$247	$837	$711	$2,112

Expenses:
General and administrative	49	6	54	15
Depreciation and amortization	37	207	121	505
Interest	1	90	2	320
Total expenses	87	303	177	840

Income from discontinued operations	160	534	534	1,272
Net gains on sales of real estate	1,400	284	1,267	227
Total discontinued operations	$1,560	$818	$1,801	$1,499

11. INCOME PER COMMON SHARE

A reconciliation of the denominators used in the computation of basic and diluted income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	81,944,688	67,305,458	79,194,207	67,168,949
Effect of unvested restricted stock	78,817	62,312	99,433	64,177
Effect of stock options (a)	159,877	93,660	184,812	138,657
Weighted average outstanding common shares used in the calculation of diluted income per common share	82,183,382	67,461,430	79,478,452	67,371,783

(a)          Options to purchase 3,000 and 30,000 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computations of diluted net income per common share because the effect was not dilutive.

12. COMPREHENSIVE INCOME (LOSS)

The reconciliation of net income to comprehensive income is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income as reported	$11,222	$7,478	$19,357	$14,297
Change in net unrealized losses on cash flow hedges	356	(22,220)	6,233	(20,384)
Net cash flow hedge losses reclassified to earnings	124	—	347	—
Comprehensive income (loss)	$11,702	$(14,742)	$25,937	$(6,087)

13. SUPPLEMENTAL CASH FLOW INFORMATION

In conjunction with the acquisition of certain real estate investments during the first six months of 2005, Spirit Finance assumed existing mortgage notes payable of $49.9 million.

* * * * * * * * * *

SKO Group Holding Corp.
Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements of SKO Group Holding Corp. required by Regulation S-X to be included in this Item 1 are included in Exhibit 99.1 to this report and are incorporated by reference herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto as of June 30, 2006 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation is a self-managed and self-advised real estate investment trust, or REIT, formed as a Maryland corporation on August 14, 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities that contain our customers’ retail, distribution or service activities that are vital to the generation of their sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers.  Since we began purchasing real estate assets in December 2003, we have completed nearly $2.6 billion in real estate acquisitions and mortgage and other loan investments.

As of June 30, 2006, our investment portfolio of real estate and loans totaled $2.5 billion and represented 897 owned or financed properties geographically diversified across 42 states.  Only two states, Wisconsin (13%) and Texas (11%), accounted for 10% or more of the total dollar value of our real estate and loan portfolio.  Of our total investment portfolio as of June 30, 2006, approximately $2.4 billion, or 97%, represented the gross cost of real estate and related lease intangibles that we own and $67 million, or 3%, represented mortgage, equipment and other loans receivable.  Our properties are leased or financed to 113 customers operating in various industries.  Our three largest property types at June 30, 2006, as a percentage of the total dollar amount of our investment portfolio, were general and discount retailers (33%), restaurants (20%) and specialty retailers (9%). As of June 30, 2006, our 10 largest customers as a percentage of the total investment portfolio were: ShopKo Stores Operating Co., LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; CBH2O, LP, the operator of Camelback Ski Area and Camelbeach Waterpark in Pennsylvania; and PamCo, Inc., a petroleum distribution, convenience store and car wash operator.  Together, these customers accounted for 51% of our total investment portfolio at June 30, 2006.  ShopKo Stores Operating Co., LLC is the largest individual credit exposure at 29% with no other individual credit exposure greater than 4% of the total investment portfolio.  At June 30, 2006, all of our properties were occupied, and the monthly lease and loan payments were current.

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

Our ability to achieve our plan of continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions to meet our targeted yields.  The current environment for net lease real estate acquisitions continues to be highly competitive, and this competitive environment could limit both the number of properties we acquire and the yield on those acquisitions.  We may delay or decline opportunities if we feel the financial returns do not warrant the capital risk.  The timing of completing property acquisitions may vary significantly from quarter to quarter. In response to these challenges, we are committed to seeking numerous potential investment opportunities through our full-time acquisitions staff.  We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products to our customers. We intend to fund future real estate investments primarily with borrowings on our secured credit facilities and by raising funds through the issuance of debt and additional equity securities.

Liquidity and Capital Resources

Our real estate investments are generally acquired using a combination of cash and borrowings under our secured credit facilities or mortgage notes payable. As of June 30, 2006, we had two secured credit facilities totaling $500 million and no amounts were outstanding under the facilities.

During the second quarter of 2006, we acquired or financed 195 single tenant commercial real estate properties through various transactions totaling over $881 million using a combination of proceeds from new borrowings and equity offerings, bringing our acquisitions for the first six months of 2006 to 236 properties totaling over $1.0 billion.  We also used net cash proceeds from the sales of 23 real estate properties, totaling $22.5 million for the six months ended June 30, 2006, to acquire new properties.  At June 30, 2006, we had contractual commitments totaling $38.2 million for future improvements on properties we currently own.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006, will result in increases in related contractual rent.  In addition, as of July 24, 2006, we had identified for review potential investment opportunities of more than $2.5 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information or we or our advisors are in current and active negotiations.  Investments under review are generally subject to significant change, and the timing of completing any such transactions, which is dependent on the completion of due diligence and other factors that may not be under our control, may vary significantly from quarter to quarter.  After further due diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue and there is no assurance that we will ultimately complete any of the real estate acquisitions.

On May 31, 2006, we acquired 178 real estate properties from SKO Group Holding Corp. (“SKO”) for $815.3 million, excluding transaction expenses.  In conjunction with the acquisition of the properties, we entered into long-term triple-net master lease agreements with two wholly-owned subsidiaries of SKO.  The SKO subsidiaries operate over 350 general merchandise retail locations under the “ShopKo” and “Pamida” names in both mid-sized to larger cities and small, rural communities across the Midwest, North Central, Rocky Mountain and Pacific Northwest states.  The properties we acquired included 112 ShopKo and 66 Pamida locations.

The ShopKo and Pamida leases are triple-net master lease agreements with an initial lease term of 20 years for the ShopKo properties and 15 years for the Pamida properties.  The initial lease rate is approximately 9.1% and is subject to increases every three years based on changes in the Consumer Price Index (“CPI”) with a maximum increase of 6% for each three-year period.  Each tenant may extend its respective master lease with respect to any or all of the properties for two additional ten-year periods.  The acquisition was partially funded with $611.5 million in long-term mortgage notes and the remainder of the purchase price was funded with existing cash and borrowings available under our secured credit facilities.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on future changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales.  At June 30, 2006, our weighted average noncancelable remaining lease term was approximately 16 years, and our leases generally provide for one or more renewal options.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance including any increased operating expenses that may result from recent increases in oil prices.  Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital or operating expenditures on our properties.

Our operating expenses include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating expenses.  Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and amortization of deferred financing costs (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $42.0 million for the six months ended June 30, 2006 as compared to $24.1 million for the same period in 2005.

We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level federal income tax and excise tax on our earnings.  During the initial years of our operations, the distributions we pay may include a return of capital.  Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments. During the six months ended June 30, 2006, we declared dividends of $0.42 per share, totaling $38.1 million. Dividends paid during the six months ended June 30, 2006 totaled $31.5 million.

In order to continue to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt and equity funding beyond our currently committed external sources of liquidity.  During 2006, we completed public offerings aggregating approximately 31.1 million shares of common stock which raised aggregate proceeds of approximately $330 million, after deducting the underwriters’ discounts and offering expenses.  We used $228 million of the offering proceeds to pay down borrowings outstanding under our secured credit facilities.

We generally use our revolving secured credit facilities to partially fund the purchase of real estate pending the issuance of long-term, fixed-rate debt.  We have established an aggregate $300 million credit facility, which matures in September 2006, with Citigroup Global Markets Realty Corp. and a $200 million credit facility, which matures in November 2006, with Credit Suisse.  During the third quarter, we expect to renew or replace these maturing short-term facilities.  The facilities require monthly payments of interest indexed to one-month LIBOR plus 1.25% to 1.50% for borrowings on $400 million of the facilities and one-month LIBOR plus 1.50% to 2.75% on the remaining $100 million, depending on amounts borrowed.  Both facilities also provide for a non-use fee which may be incurred under certain circumstances.  The interest rates on these borrowings are subject to increase in the event we exceed a specified leverage amount.  As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements.

In March 2006, we issued, through a private placement, $301.8 million aggregate principal amount of net-lease mortgage notes consisting of amortizing 5.76% notes due in 2021.  We used $160.4 million of the proceeds to repay balances outstanding under our secured credit facilities.  The remaining proceeds were used to provide funds for real estate acquisitions.  This was the second issuance under our master funding structure which was created in 2005; the first series of notes totaling $441.3 million was issued in July 2005.  At June 30, 2006, the aggregate balance of the net-lease mortgage notes totaled $734.6 million and was secured by a collateral pool in excess of $1 billion in real estate assets representing 578 commercial properties.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium, and the notes permit substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, the note structure allows for the contribution of additional properties to the collateral pool and the issuance of additional series of notes secured by the increased collateral pool.

During the first six months of 2006, we entered into new long-term financing arrangements totaling $654.3 million in conjunction with two real estate acquisitions. At June 30, 2006, the total carrying amount of our fixed-rate debt was $1.6 billion.  Assets with an aggregate investment value of $2.3 billion were pledged as collateral for our fixed-rate debt.

Over the long term, we expect lease rates on new leases to fluctuate commensurate with changes in long-term interest rates. In the near-term, we may experience a period where long-term interest rates on future borrowings rise faster than lease rates on our existing portfolio of real estate investments, which may reduce our cash flow.  Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities.  At June 30, 2006, 92% of our investment portfolio was match-funded with long-term debt.

We are subject to various customary operating and financial covenants under our mortgage notes payable and our secured credit facilities. The mortgage notes payable and secured credit facilities include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facilities also include, among other requirements, a minimum liquidity requirement of $15 million, a maximum total debt to tangible net worth ratio of 4:1 and a minimum tangible net worth requirement of $647 million.  As of June 30, 2006, we were in compliance with all of our debt covenants and requirements.

In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facilities will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio.  On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio, defined as the ratio of our total debt to total assets, of approximately 65%. At June 30, 2006, our leverage ratio was 63%. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments.  We intend to use substantially all of our properties to secure our borrowings under our various debt financings.  Our ability to achieve continuous real estate investment growth will also depend on our ability to raise additional equity capital.

Results of Operations

Net income for the three months ended June 30, 2006 was $11.2 million, or $0.14 per diluted share, based on 82.2 million weighted average shares of common stock outstanding.  Net income for the three months ended June 30, 2005 was $7.5 million, or $0.11 per diluted share, based on 67.5 million weighted average shares of common stock outstanding.  The increase in net income is reflective of the growth in our investment portfolio.  Since we began purchasing real estate assets in December 2003, we have completed nearly $2.6 billion in real estate acquisitions and mortgage and other loan investments, of which $881.3 million was completed during the second quarter of 2006; the full impact of the second quarter acquisitions will begin to be realized in the third quarter.

Net income for the six months ended June 30, 2006 was $19.4 million, or $0.24 per diluted share, based on 79.5 million weighted average shares of common stock outstanding.  Net income for the six months ended June 30, 2005 was $14.3 million, or $0.21 per diluted share, based on 67.4 million weighted average shares of common stock outstanding.  The increase in the number of weighted average shares outstanding between 2006 and 2005 is primarily the result of our public equity offerings totaling approximately 31.1 million common shares completed during 2006.

Periodically, we may sell real estate properties.  We consider these occasional sales of real estate properties to be an integral part of our long-term business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties. In addition, we consider the combined effect of income from continuing operations and discontinued operations in our evaluation of our ability to pay dividends.  Each time properties are sold, current accounting principles require that gains and losses from any such dispositions and all operations from the properties previously reported as part of “income from continuing operations” to be reclassified to “discontinued operations.”  This reclassification has no impact on net income or cash flows.

We sold 17 properties and 23 properties during both the three and six months ended June 30, 2006 and 2005, respectively; since the beginning of 2005, we have sold 66 properties.  Income from continuing operations and discontinued operations and the related per share amounts associated with all properties sold subsequent to January 1, 2005 are presented in the table below (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income from continuing operations	$9,662	$6,660	$17,556	$12,798

Discontinued operations:
Income from discontinued operations	160	534	534	1,272
Net gains on sales of real estate	1,400	284	1,267	227
Total discontinued operations	1,560	818	1,801	1,499

Net income	$11,222	$7,478	$19,357	$14,297

Income per diluted common share:
Continuing operations	$0.12	$0.10	$0.22	$0.19
Discontinued operations	0.02	0.01	0.02	0.02
Net income	$0.14	$0.11	$0.24	$0.21

Weighted average outstanding common shares—diluted	82,183,382	67,461,430	79,478,452	67,371,783

The following discussion includes the results of both continuing and discontinued operations as summarized in the following tables (dollars in thousands):

	Three Months Ended June 30,
	Continuing Operations		Discontinued Operations		Total Operations
	2006	2005	2006	2005	2006	2005
Revenues	$43,104	$17,240	$247	$837	$43,351	$18,077
Expenses:
General and administrative expenses	4,046	3,240	49	6	4,095	3,246
Depreciation and amortization	9,827	3,999	37	207	9,864	4,206
Interest	19,569	3,341	1	90	19,570	3,431

	Six Months Ended June 30,
	Continuing Operations		Discontinued Operations		Total Operations
	2006	2005	2006	2005	2006	2005
Revenues	$77,140	$31,590	$711	$2,112	$77,851	$33,702
Expenses:
General and administrative expenses	8,324	5,825	54	15	8,378	5,840
Depreciation and amortization	17,995	7,090	121	505	18,116	7,595
Interest	33,265	5,877	2	320	33,267	6,197

Revenues

Total revenues increased to $43.4 million for the second quarter of 2006 from $18.1 million for the second quarter of 2005.  Total revenues for the first six months of 2006 rose to $77.9 million from $33.7 million for the comparable period in 2005.  The increase in revenues is the result of the growth in our investment portfolio primarily due to property acquisitions made over the past year.  Because the acquisition of properties tends to occur later in a quarter, the full quarterly earnings impact of acquisitions made in the second quarter of 2006 will not be realized until the third quarter.

Approximately 93% of the revenues we generated in 2006 were rental revenues from real estate properties we own and lease to our customers.  Rental revenues from two tenants under common control totaled $6.4 million, or 15% and 8% of Spirit Finance’s total revenues for the three and six months ended June 30, 2006, respectively.  The underlying real estate properties were acquired by Spirit Finance on May 31, 2006, from SKO Group Holding Corp. (“SKO”) and leased to these two tenants, each a wholly-owned subsidiary of SKO, under long-term, triple-net master lease agreements.  These tenants operate over 350 general merchandise retail locations under the ShopKo and Pamida names in both mid-sized to larger cities and small, rural communities across the Midwest, North Central, Rocky Mountain and Pacific Northwest states.  The real estate properties leased to these tenants represented approximately one-third of Spirit Finance’s total assets at June 30, 2006, and, based on Spirit Finance’s portfolio at June 30, 2006, the full impact of rental revenue from these tenants is expected to approximate one-third of Spirit Finance’s ongoing quarterly total revenues. As the Company’s investment portfolio grows, the portion of revenues represented by these tenants will decrease.  No other individual tenant represented more than 5% of total revenues during the three and six months ended June 30, 2006.

Our long-term leases generally provide for payments of base rents with scheduled increases, increases based on future changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales.  For leases with scheduled rent increases, rental revenue is recognized on a straight-line basis, net of a valuation allowance, to produce a constant periodic rent over the term of the leases.  Rental revenue and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental revenues, excluding the adjustment for straight-line rent	$40,009	$16,582	$72,013	$30,675
Straight-line rent, net	400	263	759	510
Total rental revenues	$40,409	$16,845	$72,772	$31,185

Weighted average real estate investments	$1,850,171	$761,368	$1,672,583	$702,401

The weighted average yield on our real estate acquisitions was lower for the three and six months ended June 30, 2006 as compared to the same periods in 2005, reflecting market lease rate compression and increased investments in properties leased to companies having higher credit profiles.  Investments in properties leased to companies with higher credit profiles meet our total target rate of return requirements as we were able to obtain long-term borrowings at lower rates ranging from 5.3% to 5.9%.

During the three and six months ended June 30, 2006, interest income on mortgage, equipment and other loans receivable totaled $1.7 million and $3.2 million, respectively, as compared to $1.0 million and $1.9 million for the same periods in 2005.  The increase in interest income in 2006 over 2005 was primarily the result of the origination of approximately $30 million of new loans since June 30, 2005.

Other interest income represents income generated from temporary investments pending investment in real estate.  Other interest income totaled $1.3 million and $1.9 million during the three and six months ended June 30, 2006, respectively, and $274,000 and 629,000, respectively, during the same periods in 2005.

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs and office and other expenses.  Employee-related expenses increased primarily as a result of our real estate investment activity as we increased our work force from 32 employees at June 30, 2005 to 38 at June 30, 2006 to support our growth. The large increase in the number of properties in our portfolio has also resulted in increased portfolio servicing costs and higher insurance costs; these costs will continue to grow proportionately with the growth in our investment portfolio.

Depreciation and amortization expense relates primarily to real estate properties and related lease intangibles. Depreciation and amortization expense was $9.9 million and $18.1 million for the three and six months ended June 30, 2006, respectively, as compared to $4.2 million and $7.6 million in the same periods in 2005. The increase over the 2005 periods was primarily the result of the increase in the real estate investment portfolio.

The increase in interest expense during the second quarter and for the first six months of 2006 is primarily attributable to higher weighted average outstanding debt resulting from new borrowings used to grow our investment portfolio, partially offset by a decrease in our effective interest rate.  The following table summarizes our interest expense and related borrowings (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest expense	$18,043	$2,729	$30,401	$4,889
Amortization of deferred financing costs, debt insurer premiums and interest rate swaps	1,527	702	2,866	1,308
Total interest expense	$19,570	$3,431	$33,267	$6,197

Weighted average debt outstanding	$1,246,086	$199,864	$1,072,472	$174,805

As our investment portfolio grows, our general and administrative expenses are expected to continue to increase; however, general and administrative expenses calculated as a percent of average total assets are expected to continue to decrease.  Depreciation and amortization as well as interest expense are also expected to increase in future periods as the full impact of our second quarter 2006 real estate acquisitions activity is realized in our results of operations and as we continue to make investments in real estate.

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

A reconciliation of net income calculated in accordance with GAAP to FFO is presented in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$11,222	$7,478	$19,357	$14,297
Portfolio depreciation and amortization expense:
Continuing operations	9,784	3,969	17,910	7,029
Discontinued operations	37	207	121	505
Less: Net gains on sales of real estate (a)	(1,264)	(284)	(1,131)	(227)
FFO (b)	$19,779	$11,370	$36,257	$21,604

(a)          Excludes the gain on sale related to six development properties totaling $136,000, net of tax, for both the quarter and six months ended June 30, 2006.

(b)         FFO includes the adjustment between scheduled rents and rental revenue recognized on a straight-line basis ($400,000 and $263,000 for the three months ended June 30, 2006 and 2005, respectively, and $759,000 and $510,000 for the six months ended June 30, 2006 and 2005, respectively).

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

In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through June 30, 2006, we have not experienced any significant credit losses.  In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

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

At June 30, 2006, our fixed-rate debt totaled $1.6 billion as compared to $664.9 million at December 31, 2005.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt was approximately $44.2 million below its carrying amount at June 30, 2006.  Our mortgage loans receivable are also fixed-rate instruments.  At June 30, 2006 and December 31, 2005, our mortgage loans receivable (excluding equipment loans) totaled $55.3 million and $55.6 million, respectively.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable was below the carrying amount by approximately $721,000 at June 30, 2006.  It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  During the six months ended June 30, 2006, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR, was $93.9 million.  Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 6.3%. During the first six months of 2006, one-month LIBOR increased approximately 94 basis points. Had the weighted average interest rate been 100 basis points higher (lower) during the first six months of 2006, our net income for the six months ended June 30, 2006 would have been reduced (increased) by approximately $472,000.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first six months of 2006 and assumes no other changes in our capital structure.

As of December 31, 2005, Spirit Finance had three outstanding forward-starting interest rate swap agreements with a total notional amount of $225 million.  In March 2006, the anticipated long-term debt was issued, and the interest rate swaps were settled for an aggregate cash receipt from the swap counterparties because long-term rates had risen since the inception of the swaps.  The fair value of the interest rate swaps at the time of settlement, totaling $5.8 million, was recorded in accumulated other comprehensive income and is being amortized to earnings as a decrease in interest expense over a period of 15 years.

As of June 30, 2006, Spirit Finance had one outstanding forward-starting interest rate swap agreement with a notional amount of $41.5 million.  This derivative instrument was designed to hedge the variability of cash flows related to forecasted interest payments over a term of 15 years on long-term debt expected to be issued in early 2007.  The fair value of the interest rate swap in place at June 30, 2006 was an asset of $356,000 which is included in deferred costs and other assets with a corresponding amount recorded in accumulated other comprehensive income. The counterparty for the swap is a major financial institution that has a credit rating of at least “A-” from a nationally recognized rating agency.

As the hedging relationship is expected to be highly effective at achieving offsetting changes in future cash flows, this interest rate swap is accounted for as a cash flow hedge.  Hedge effectiveness is periodically assessed using the hypothetical derivative method.  No hedge ineffectiveness was recognized during the six months ended June 30, 2006 or 2005.  The net unamortized loss related to all interest rate swaps at June 30, 2006 was $8.0 million.  Because the anticipated interest payments are considered probable, the hedges continue to be effective.

Item 4.  Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a discussion of factors that could affect our business and results of operations under the caption “Item 1A. Risk Factors.”  The following discussion updates and supplements the discussion contained in our Form 10-K, and should be read together with the factors set forth in our Form 10-K.  These factors, taken together, set forth important information that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements contained in this report relating to our financial results, operations and business prospects.  Except as set forth below, there have been no material changes to the risk factors set forth in our Form 10-K.

A substantial amount of our investment portfolio consists of properties operated by two customers under common control, which may result in increased risk due to tenant and industry concentrations.

As of June 30, 2006, our investment portfolio totaled $2.5 billion.  Approximately 33% of this portfolio represented real estate assets operated by ShopKo Stores Operating Co., LLC and Pamida Stores Operating Co., LLC, affiliated general retailers operating under the “ShopKo” and “Pamida” names. These properties include 112 ShopKo properties and 66 Pamida properties leased under master leases to ShopKo and Pamida, respectively. A default by either of these tenants will significantly and adversely affect our results of operations and the amounts available to pay distributions. Due to this tenant concentration, our performance will be closely tied to the performance of our tenants operating the ShopKo and Pamida stores and the retail industry in which they operate until we acquire a substantial amount of additional properties.

ShopKo operates as a multi-department store retailer under the “ShopKo” name primarily in mid-size and larger communities in the Midwest, Pacific Northwest and Western Mountain states. Pamida operates as a general merchandise retailer under the “Pamida” name in smaller and more rural communities in the Midwest, North Central and Rocky Mountain states. ShopKo and Pamida stores are subject to the following risks, as well as other risks that we currently do not know, that could adversely affect their ability to pay rent to us:

•                  The retail industry in which ShopKo and Pamida operate is highly competitive, which could limit growth opportunities and reduce profitability for ShopKo and Pamida. ShopKo and Pamida compete with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. Competition has increased recently with large national discount retailers, such as Wal-Mart, Kmart and Target;

•                  ShopKo and Pamida stores are geographically located in a limited region, particularly the Midwest, Western Mountain and Pacific Northwest regions. Adverse economic conditions in these regions may materially and adversely affect ShopKo’s and Pamida’s results of operations and retail sales;

•                  Fluctuations in quarterly performance and seasonality in retail operations may cause ShopKo’s and Pamida’s results of operations to vary considerably from quarter to quarter and could adversely affect cash flows;

•                  The failure to upgrade the existing ShopKo and Pamida stores or to carry out current remodeling plans in a cost-effective manner could have a material adverse affect on ShopKo’s and Pamida’s results of operations, financial condition, anticipated sales and profitability;

•                  ShopKo and Pamida stores are dependent on the efficient functioning of their distribution networks. Problems that cause delays or interruptions in the distribution networks could have a material adverse impact on the results of their operations; and

•                  ShopKo and Pamida stores depend on attracting and retaining quality employees. Many employees are entry level or part-time employees with historically high rates of turnover.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Spirit Finance Corporation was held on May 19, 2006.  The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the meeting:

1.     A proposal to elect 10 directors to the Board of Directors.

Director	For	Withheld Authority
Morton H. Fleischer	75,280,785	1,421,243
Christopher H. Volk	76,613,050	88,978
Willie R. Barnes	76,513,720	188,308
Linda J. Blessing	76,509,363	192,665
Dennis E. Mitchem	76,614,900	87,128
Paul F. Oreffice	76,513,183	188,845
James R. Parish	76,615,200	86,828
Kenneth B. Roath	76,514,233	187,795
Casey J. Sylla	76,615,200	86,828
Shelby Yastrow	76,613,770	88,258

2.               A proposal to ratify the appointment of Ernst & Young LLP as Spirit Finance’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

FOR	76,638,428
AGAINST	54,095
ABSTAIN	9,505

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement by and between Spirit Finance Acquisitions, LLC and SKO Group Holding Corp. dated May 9, 2006. (1)

10.1	Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as landlord, and ShopKo Stores Operating Co., LLC dated May 31, 2006. (2)

10.2	Master Lease between Spirit SPE Portfolio 2006-3, LLC and Pamida Stores Operating Co., LLC dated May 31, 2006. (2)

10.3

Loan Agreement among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as borrowers, and Barclays Capital Real Estate Inc. and Citigroup Global Markets Realty Corp. dated May 31, 2006. (2)

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

99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of April 29, 2006 (Successor) and April 30, 2005 (Predecessor) and for the Thirteen Weeks Ended April 29,2006 (Successor) and April 30, 2005 (Predecessor).

(1)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 9, 2006, filed on May 10, 2006.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT FINANCE CORPORATION

Date: August 8, 2006	By:	/s/ Christopher H. Volk
Christopher H. Volk Chief Executive Officer and President

	By:	/s/ Catherine Long
Catherine Long Chief Financial Officer, Senior Vice President and Treasurer

Exhibit Index

Exhibit No.	Description

2.1	Stock Purchase Agreement by and between Spirit Finance Acquisitions, LLC and SKO Group Holding Corp. dated May 9, 2006. (1)

10.1	Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as landlord, and ShopKo Stores Operating Co., LLC dated May 31, 2006. (2)

10.2	Master Lease between Spirit SPE Portfolio 2006-3, LLC and Pamida Stores Operating Co., LLC dated May 31, 2006. (2)

10.3

Loan Agreement among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as borrowers, and Barclays Capital Real Estate Inc. and Citigroup Global Markets Realty Corp. dated May 31, 2006. (2)

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

99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of April 29, 2006 (Successor) and April 30, 2005 (Predecessor) and for the Thirteen Weeks Ended April 29,2006 (Successor) and April 30, 2005 (Predecessor).

(1)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 9, 2006, filed on May 10, 2006.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006.