Form 10-Q
period 2006-09-30
SPIRIT FINANCE CORP
filed 2006-11-08
CIK 1277406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 99,090,866 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$954,886	$524,196
Buildings and improvements	1,489,217	881,386
Total real estate investments	2,444,103	1,405,582
Less: Accumulated depreciation	(51,420)	(22,729)
	2,392,683	1,382,853
Loans receivable	64,638	59,008
Net investments	2,457,321	1,441,861
Cash and cash equivalents	61,779	30,536
Lease intangibles, net	21,500	21,395
Deferred costs and other assets, net	26,306	19,633
Total assets	$2,566,906	$1,513,425

Liabilities and stockholders’ equity
Liabilities:
Secured credit facilities	$3,062	$229,855
Mortgages and notes payable	1,611,000	664,929
Accounts payable, accrued expenses and other liabilities	29,581	11,639
Dividends payable	20,809	14,209
Total liabilities	1,664,452	920,632
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 99,090,866 (2006) and 67,663,071 (2005) shares issued and outstanding	991	677
Capital in excess of par value	970,738	640,289
Accumulated distributions in excess of net income	(56,088)	(33,607)
Accumulated other comprehensive loss	(13,187)	(14,566)
Total stockholders’ equity	902,454	592,793
Total liabilities and stockholders’ equity	$2,566,906	$1,513,425

See accompanying notes.

Spirit Finance Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rentals	$53,272	$20,938	$124,048	$49,927
Interest income on loans receivable	1,488	1,028	4,642	2,916
Other interest income	1,045	1,163	2,970	1,792
Total revenues	55,805	23,129	131,660	54,635

Expenses:
General and administrative	4,209	3,174	12,523	8,998
Depreciation and amortization	12,702	5,583	30,559	12,649
Interest	25,770	8,401	59,036	14,265
Total expenses	42,681	17,158	102,118	35,912

Income from continuing operations	13,124	5,971	29,542	18,723

Discontinued operations:
Income from discontinued operations	353	239	2,025	1,557
Net gains on sales of real estate	3,572	442	4,839	669
Total discontinued operations	3,925	681	6,864	2,226

Net income	$17,049	$6,652	$36,406	$20,949

Income per common share:
Basic:
Continuing operations	$0.13	$0.09	$0.34	$0.28
Discontinued operations	0.04	0.01	0.08	0.03
Net income	$0.17	$0.10	$0.42	$0.31
Diluted:
Continuing operations	$0.13	$0.09	$0.34	$0.28
Discontinued operations	0.04	0.01	0.08	0.03
Net income	$0.17	$0.10	$0.42	$0.31

Weighted average outstanding common shares:
Basic	98,442,914	67,310,586	85,680,951	67,216,680
Diluted	98,668,627	67,543,650	85,945,685	67,429,591

Cash dividends declared per common share	$0.21	$0.19	$0.63	$0.57

See accompanying notes.

Spirit Finance Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$36,406	$20,949
Adjustments to net income:
Depreciation and amortization	30,862	13,289
Stock-based compensation	1,144	666
Amortization of deferred financing costs	2,306	1,782
Amortization of net interest rate swap hedge losses	470	—
Net gains on sales of real estate	(4,839)	(669)
Other noncash items	336	182
Changes in operating assets and liabilities:
Deferred costs and other assets	(2,547)	(1,398)
Accounts payable, accrued expenses and other liabilities	11,950	3,827
Net cash provided by operating activities	76,088	38,628

Cash flows from investing activities
Acquisitions of real estate	(1,092,950)	(567,282)
Investments in loans receivable	(11,401)	(18,645)
Proceeds from sales of real estate	56,223	54,148
Collections of principal on loans receivable	8,468	298
Net cash used in investing activities	(1,039,660)	(531,481)

Cash flows from financing activities
Borrowings under secured credit facilities	160,351	386,383
Repayments under secured credit facilities	(387,144)	(349,906)
Borrowings under mortgage notes payable	959,191	551,300
Repayments under mortgages and notes payable	(12,698)	(142,191)
Deferred financing costs paid	(6,245)	(10,396)
Payments received (made) on interest rate swaps	5,825	(14,758)
Proceeds from issuances of common stock, net	329,555	40,067
Dividends paid on common stock	(52,287)	(32,819)
Other	(1,733)	(146)
Net cash provided by financing activities	994,815	427,534

Net increase (decrease) in cash and cash equivalents	31,243	(65,319)

Cash and cash equivalents, beginning of period	30,536	113,225
Cash and cash equivalents, end of period	$61,779	$47,906

See accompanying notes.

Spirit Finance Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006
(Unaudited)
(dollars in thousands)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2005	67,663,071	$677	$640,289	$(33,607)	$(14,566)	$592,793
Net income				36,406		36,406
Change in net unrealized losses on cash flow hedges					909	909
Net cash flow hedge losses reclassified to earnings					470	470
Issuances of common stock, net	31,050,000	310	329,245			329,555
Dividends declared on common stock				(58,887)		(58,887)
Exercise of stock options	6,000	—	60			60
Restricted stock activity, net	371,795	4	1,144			1,148
Balances at September 30, 2006	99,090,866	$991	$970,738	$(56,088)	$(13,187)	$902,454

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

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly-owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and numerous wholly-owned special purpose entities. Spirit Finance formed several special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company’s secured credit facilities (see Note 4). As a result, substantial amounts of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At September 30, 2006 and December 31, 2005, assets totaling $2.5 billion and $1.4 billion, respectively, were held and liabilities totaling $1.6 billion and $668.6 million, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.  All intercompany account balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $3.3 million and $1.5 million at September 30, 2006 and December 31, 2005, respectively, in deferred costs and other assets in the accompanying consolidated balance sheets.  The restricted cash balances primarily represented amounts required to be maintained under certain of the Company’s debt agreements.

New Accounting Standard

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123(R)), using the modified prospective application.  SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and applies to (i) new awards, (ii) awards modified, repurchased or cancelled after the adoption date, and (iii) any outstanding awards accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), for which all requisite service has not yet been rendered.  The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements since the Company elected to adopt, effective January 1, 2005, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all unvested stock-based awards outstanding at January 1, 2005 and for all new grants made in 2005.  Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by APB No. 25 and related interpretations in accounting for its stock-based compensation.  Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant.  The fair value of the options was estimated on the grant dates using the minimum-value method, which omits the assumption of any volatility, because the Company was not a publicly traded entity on the respective grant dates.  Using the minimum-value method, the fair value of the stock options was zero on the date of grant.  Compensation expense for the unvested stock options outstanding on January 1, 2005 continues to be recognized using the minimum-value method.

2. INVESTMENTS

At September 30, 2006, Spirit Finance had investments in 914 real estate properties, including 818 owned properties with a gross acquisition cost of approximately $2.5 billion and mortgage and other loans receivable representing 96 properties with a carrying amount of $56.3 million.  At September 30, 2006, the Company also held five equipment loans with an aggregate outstanding balance of $8.3 million secured by equipment used in the operation of certain real estate properties owned by the Company.  A substantial portion of the Company’s investments are pledged as collateral under debt obligations (see Note 4).

The Company’s investments are geographically dispersed throughout 43 states.  Only two states, Wisconsin (13%) and Texas (11%), accounted for 10% or more of the total dollar amount of Spirit Finance’s investment portfolio at September 30, 2006.

During the nine months ended September 30, 2006, the Company had the following gross real estate acquisition and loan origination activity (dollars in thousands):

	Number of
	Properties Owned or	Dollar Amount of
	Financed	Investments (a)
Balance, December 31, 2005	684	$1,487,460
Acquisitions and loan originations	270	1,107,031
Sales (see Note 10)	(38)	(52,923)
Principal payments and premium amortization	(2)	(8,450)
Balance, September 30, 2006	914	$2,533,118

(a)             The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which our customers operate as of September 30, 2006 (dollars in thousands):

	Number of		Percentage of
	Properties		Dollar Amount of
	Owned or	Dollar Amount of	Total Real Estate
	Financed	Investments (a)	Investments
General and discount retailer properties	178	$827,040	33%
Restaurants	488	519,476	21
Specialty retailer properties	34	248,983	10
Movie theaters	24	207,767	8
Educational facilities	20	157,089	6
Automotive dealers, parts and service facilities	51	123,119	5
Recreational facilities	7	100,333	4
Industrial properties	12	70,005	3
Supermarkets	19	62,785	2
Distribution facilities	44	53,502	2
Interstate travel plazas	4	37,535	1
Call centers	2	33,988	1
Convenience stores/car washes	16	29,144	1
Health clubs/gyms	5	23,022	1
Medical office	1	21,020	1
Drugstores	9	18,310	1
Total real estate investments	914	$2,533,118	100%

(a)             The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The Company’s properties are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at September 30, 2006 was approximately 16 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

Scheduled minimum future rentals to be received under the remaining noncancelable term of the operating leases at September 30, 2006 are as follows (dollars in thousands):

2006	$53,690
2007	214,276
2008	214,613
2009	215,064
2010	215,194
2011	213,250
Thereafter	2,273,750
Total future minimum rentals	$3,399,837

3. LEASE INTANGIBLES, NET

Intangible assets represent the value of in-place leases associated with those properties that the Company acquired subject to existing leases.  Total intangible assets are shown in the accompanying consolidated balance sheets net of accumulated amortization of $2.9 million at September 30, 2006 and $1.5 million at December 31, 2005.

4. DEBT

Secured Credit Facilities

Short-term credit facilities are used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.  At September 30, 2006, the Company had outstanding borrowings of $3.1 million under the Company’s secured credit facilities.  Real estate properties and loans receivable with an aggregate investment amount of $107.6 million were pledged as collateral for future borrowings under the facilities.

The Company’s $300 million revolving secured credit facility expired in October 2006 and was replaced with a new $400 million revolving secured credit facility with the same bank.  The facility matures in October 2007, with the ability to extend the facility with the consent of the bank.  Borrowings under the new facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings.  The interest rates on borrowings are subject to increase in the event the Company exceeds a specified leverage amount.  The new facility also provides for a non-use fee which may be incurred under certain circumstances.  Borrowings under the facility are secured by the underlying real estate properties and may also be secured by the Company’s equity ownership interests in certain of the Company’s consolidated special purpose subsidiaries.

The Company is subject to various financial and nonfinancial covenants under the new secured credit facility, including maintaining a minimum tangible net worth of $500 million, a maximum total debt to tangible net worth ratio of 4:1 and a minimum liquidity requirement of $15 million.  As of September 30, 2006, Spirit Finance was in compliance with its covenants.  The Company did not renew the $200 million revolving secured credit facility when it expired in November 2006.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	September 30,	December 31,
	2006	2005
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 mortgage note, 5.05%, due 2020	$173,783	$179,778
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	258,300
Series 2006-1, Class A mortgage note, 5.76%, balloon due 2021	299,174	—
Secured fixed-rate mortgage notes payable:
8.44% - 9.02% Notes, effective rates 6.19% - 6.62%, balloons due 2010	32,323	32,668
5.78% Note, balloon due 2010	15,362	15,500
5.90% - 6.50% Notes, balloons due 2012	22,450	22,728
5.40% Notes, balloons due 2014	34,840	35,202
5.26% - 5.62% Notes, balloons due 2015	114,582	115,747
5.88% Note, balloon due 2016	42,455	—
6.59% Notes, balloons due 2016	613,206	—
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,198	2,257
	1,608,673	662,180
Unamortized debt premium	2,327	2,749
Total mortgages and notes payable	$1,611,000	$664,929

The Company’s secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral. As of September 30, 2006, Spirit Finance was in compliance with these covenants.  The net-lease mortgage notes are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $1.1 billion at September 30, 2006.  At September 30, 2006, the fixed-rate mortgage notes payable were secured by real estate properties with an aggregate investment value of $1.2 billion.

The mortgages and notes payable require monthly principal and interest payments and also require balloon payments totaling $44.8 million due in 2010, $19.5 million due in 2012, $29.8 million due in 2014, $96.6 million due in 2015, $567.3 million due in 2016, $258.3 million due in 2020 and $176.2 million due in 2021.  The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. Scheduled debt maturities, including balloon payments, for the remainder of 2006 and the next five years are as follows (dollars in thousands):

2006	$5,917
2007	24,459
2008	25,858
2009	27,670
2010	73,761
2011	30,343
Thereafter	1,420,665
$1,608,673

The financing costs related to the establishment of the secured credit facilities and mortgages and notes payable are deferred and amortized to interest expense using either the effective interest or straight-line method over the initial term of the related debt instrument.  Unamortized financing costs totaled $16.9 million and $12.9 million at September 30, 2006 and December 31, 2005, respectively, and are included in deferred costs and other assets in the accompanying consolidated balance sheets.

5. DERIVATIVE AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts (forward-starting interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

As of September 30, 2006, Spirit Finance was a party to two outstanding forward-starting interest rate swaps with a notional amount of $140.4 million.  These instruments were designed to hedge the variability of cash outflows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance of at least $147.4 million expected to be issued in early 2007.  As the hedging relationships are expected to be highly effective at achieving offsetting changes in future cash outflows, these interest rate swaps are accounted for as cash flow hedges.  For interest rate swaps entered into prior to August 1, 2006, hedge effectiveness is assessed and measured using the hypothetical derivative method.  For interest rate swaps entered into after August 1, 2006, hedge effectiveness is assessed using a regression analysis and measured using the hypothetical derivative method.  No hedge ineffectiveness was recognized during 2006 or 2005.  The fair value of the interest rate swaps in place at September 30, 2006 was a liability of $5.0 million which is included in accounts payable, accrued expenses and other liabilities with a corresponding unrealized loss recorded in accumulated other comprehensive income.

In conjunction with the issuance of Series 2006-1 net-lease mortgage notes in March 2006 (see Note 4), the Company settled three forward-starting interest rate swap agreements for an aggregate cash receipt from the swap counterparties in the amount of $5.8 million because long-term rates had risen since the inception of the hedges.  This amount is being amortized to earnings, using the effective interest method, as a decrease in interest expense over a period of 15 years.  During the nine months ended September 30, 2006, net amortization expense totaled $470,000.

6. STOCKHOLDERS’ EQUITY

During 2006, the Company issued 31,050,000 shares of common stock, receiving proceeds of $329.6 million, after deducting underwriters’ discounts and offering expenses.  During 2006, the Company granted 371,795 shares (net of forfeitures) of restricted stock to officers, employees and directors under its stock-based compensation plan.

7. COMMITMENTS AND CONTINGENCIES

At September 30, 2006, Spirit Finance had contractual commitments totaling $26.4 million primarily related to future improvements on properties the Company currently owns. These improvements include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not yet commenced.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006, will result in increases in related contractual rent.  Spirit Finance is contingently liable for $5.7 million of debt of one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on the debt.

On October 16, 2006, the Company amended and restated employment agreements with its six senior officers. The employment agreements are for three year terms that automatically extend for one additional year on each anniversary of the effective date of the agreement unless either party terminates the agreement. The agreements provide for annual base salaries and maximum bonuses which are subject to increase as determined at the discretion of the compensation committee of the Company’s board of directors.  Currently, the maximum aggregate annual cash compensation payable by the Company under these six agreements totals approximately $4.3 million.  Under these agreements, if an executive officer were to be terminated without cause or if the executive officer terminated employment for good reason as defined in the agreement, Spirit Finance would be liable for a lump-sum severance payment at rates ranging from two to three times the sum of the officer’s base salary plus average actual bonus, including the fair market value of equity based awards, and other termination benefits.

The Company may be subject to claims or litigation in the ordinary course of business.  At September 30, 2006, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

8. SIGNIFICANT CREDIT AND REVENUE CONCENTRATION

Total revenues in 2006 include rental revenues from two tenants under common control totaling $18.8 million, or 33%, for the third quarter and $25.3 million, or 19%, for the nine-month period.  The underlying real estate properties were acquired by Spirit Finance on May 31, 2006 from SKO Group Holding Corp. (“SKO”) and leased to these two tenants, each a wholly-owned subsidiary of SKO, under long-term, triple-net master lease agreements.  These tenants operate approximately 345 general merchandise retail locations under the ShopKo and Pamida names in both mid-sized to larger cities and small, rural communities across the Midwest, North Central, Rocky Mountain and Pacific Northwest states.  The real estate properties leased to these tenants represented approximately one-third of Spirit Finance’s total assets at September 30, 2006.

9. STOCK-BASED COMPENSATION

The following table summarizes stock option and nonvested restricted stock award activity for the nine months ended September 30, 2006:

	Stock Options			Nonvested Restricted Stock Awards
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	1,290,000	$10.02		352,485	$11.22
Granted	—	—		428,934	$11.51
Exercised/Vested	(6,000)	$10.00		(78,024)	$10.62
Forfeited	(24,000)	$11.13		(57,139)	$11.53
Outstanding at September 30, 2006	1,260,000	$10.00	7.2	646,256	$11.46
Options exercisable at September 30, 2006	584,000	$10.00	7.2

All stock options outstanding at September 30, 2006 were granted prior to the Company becoming a public entity.  Each stock option has an exercise price equal to the estimated fair value of the Company’s common stock on the date of grant.  Stock options vest ratably each year over a three- or five-year period, subject to continued employment, and will expire ten years after the date of the grant.  The aggregate intrinsic value of the stock options outstanding and exercisable as of September 30, 2006 was approximately $2.0 million and $940,000, respectively.

Restricted stock awards, which are granted and valued based on the fair value of Spirit Finance common stock on the date of grant, vest ratably over a three- or five-year period.  In general, for restricted stock awards granted in 2003 through 2005, fifty percent of the restricted shares granted to employees vest solely over time and the other fifty percent vest over time based on meeting Company performance criteria. The performance criteria include meeting total return targets each year (or on a cumulative basis) over the full three- or five-year period.  Restricted shares granted to non-employee directors and restricted stock awards granted in 2006 vest solely over time.  Compensation expense related to restricted stock awards granted in 2006 and 2005 is recognized on a straight-line basis over the vesting period. Compensation expense related to restricted stock awards granted prior to 2005 is recognized on a graded (accelerated) schedule over the vesting period.  The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 was $11.51 and $11.71 per share, respectively.  The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $829,000 and $530,000, respectively.  As of September 30, 2006, there was $5.6 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately four years.

Stock-based compensation is included in general and administrative expenses in the consolidated statements of operations. The Company’s aggregate stock-based, non-cash compensation expense, net of forfeitures, during the nine months ended September 30, 2006 and 2005 was $1.1 million and $666,000, respectively.

10. DISCONTINUED OPERATIONS

Periodically, Spirit Finance may sell real estate properties.  The Company considers these occasional sales of real estate properties to be a part of its long-term business strategy of acquiring and holding a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the consolidated statements of operations.  As a result of this reporting requirement, each time a property is sold, the operations of such property previously reported as part of “income from continuing operations” are reclassified into discontinued operations.  This presentation has no impact on net income or cash flow.

During the nine months ended September 30, 2006, the Company sold 38 properties for $56.2 million in net sales proceeds.  During the year ended December 31, 2005, the Company sold 43 properties, including 39 properties sold in the first nine months of 2005, for $54.1 million in net sales proceeds.  All of the current and prior period operations and net gains realized from these real estate dispositions have been reclassified into discontinued operations in the accompanying financial statements.

The following table sets forth the components of discontinued operations related to properties sold subsequent to January 1, 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental revenues	$402	$384	$2,398	$2,580

Expenses:
General and administrative	5	3	69	19
Depreciation and amortization	44	111	303	640
Interest	—	31	1	364
Total expenses	49	145	373	1,023

Income from discontinued operations	353	239	2,025	1,557
Net gains on sales of real estate	3,572	442	4,839	669
Total discontinued operations	$3,925	$681	$6,864	$2,226

11. INCOME PER COMMON SHARE

A reconciliation of the denominators used in the computation of basic and diluted income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	98,442,914	67,310,586	85,680,951	67,216,680
Effect of unvested restricted stock	92,546	96,762	97,137	75,039
Effect of stock options (a)	133,167	136,302	167,597	137,872
Weighted average outstanding common shares used in the calculation of diluted income per common share	98,668,627	67,543,650	85,945,685	67,429,591

(a)             Options to purchase 30,000 shares of common stock were included in total stock options outstanding at September 30, 2005 but were not included in the computations of diluted net income per common share because the effect was not dilutive.

12. COMPREHENSIVE INCOME

The reconciliation of net income to comprehensive income is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income as reported	$17,049	$6,652	$36,406	$20,949
Change in net unrealized losses on cash flow hedges	(5,324)	9,540	909	(10,844)
Net cash flow hedge losses reclassified to earnings	123	226	470	226
Comprehensive income	$11,848	$16,418	$37,785	$10,331

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2006 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation is a self-managed and self-advised real estate investment trust, or REIT, formed as a Maryland corporation on August 14, 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities that contain our customers’ retail, distribution or service activities that are vital to the generation of their sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers.  Since we began purchasing real estate assets in December 2003, we have completed nearly $2.7 billion in real estate acquisitions and mortgage loan investments.

As of September 30, 2006, our investment portfolio of real estate and loans totaled $2.5 billion and represented 914 owned or financed properties geographically diversified across 43 states.  Only two states, Wisconsin (13%) and Texas (11%), accounted for 10% or more of the total dollar value of our real estate and loan portfolio.  Of our total investment portfolio as of September 30, 2006, approximately $2.5 billion, or 97%, represented the gross cost of real estate and related lease intangibles that we own and $64.6 million, or 3%, represented mortgage, equipment and other loans receivable.  Our properties are leased or financed to 117 customers operating in various industries.  The three largest industries in which our customers operated at September 30, 2006, as a percentage of the total dollar amount of our investment portfolio, were general and discount retailers (33%), restaurants (21%) and specialty retailers (10%). As of September 30, 2006, our ten largest customers as a percentage of the total investment portfolio were: ShopKo Stores Operating Co., LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; CBH2O, LP, the operator of Camelback Ski Area and Camelbeach Waterpark in Pennsylvania; and University of Phoenix (NASDAQ: APOL).  Together, these customers accounted for 51% of our total investment portfolio at September 30, 2006.  ShopKo Stores Operating Co., LLC is the largest individual credit exposure at 29% with no other individual credit exposure greater than 4% of the total investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers and from interest income on our portfolio of mortgage loans receivable. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings.  The cash we generate from our long-term leases is expected to increase over the term of the leases because the leases generally contain rent escalation provisions.  We finance our real estate properties with long-term, fixed-rate debt which provide for a fixed monthly debt payment.  As a result, we expect to realize a growing stream of net cash flows over the term of the leases.

We expect to grow through continuing our business strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions.  Our ability to achieve our plan of continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions to meet our targeted yields.  The current environment for net lease real estate acquisitions continues to be highly competitive, and this competitive environment could limit both the dollar volume of properties we acquire and the yield on those acquisitions.  We may delay or decline opportunities if we feel the financial returns do not warrant the capital risk.  The timing of completing property acquisitions may vary significantly from quarter to quarter. In response to these challenges, we are committed to seeking numerous potential investment opportunities through our full-time acquisitions staff and through our other sourcing relationships.  We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products to our customers. We intend to fund future real estate investments initially with borrowings on our secured credit facility and then implement our long-term financing strategies by raising funds through the issuance of debt and additional equity securities.

Liquidity and Capital Resources

Our real estate investments are generally acquired using a combination of cash and borrowings under our secured credit facilities or mortgage notes payable. During the first nine months of 2006, we acquired or financed 270 single tenant commercial real estate properties through various transactions totaling over $1.1 billion using a combination of proceeds from new borrowings and equity offerings.  Year-to-date acquisitions include 178 real estate properties acquired from SKO Group Holding Corp. for $815.3 million, excluding transaction expenses.  The acquisition was partially funded with $611.5 million in long-term mortgage notes and the remainder of the purchase price was funded with existing cash and borrowings available under our secured credit facilities.  We also used net cash proceeds from the sales of 38 real estate properties, totaling $56.2 million for the nine months ended September 30, 2006, to acquire new properties.  At September 30, 2006, we had contractual commitments totaling $26.4 million primarily related to future improvements on properties we currently own.  In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2006, will result in increases in related contractual rent.  In addition, as of October 23, 2006, we had identified for review potential investment opportunities of more than $2.7 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information, or we or our advisors are in current and active negotiations.  Investments under review are generally subject to significant change, and the timing of completing any such transactions, which is dependent on the completion of due diligence and other factors that may not be under our control, may vary significantly from quarter to quarter.  After further due diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue, and there is no assurance that we will ultimately complete any of the real estate acquisitions.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with scheduled increases, increases based on future changes in the Consumer Price Index (“CPI”) and/or contingent rent based on a percentage of the lessee’s gross sales.  At September 30, 2006, our weighted average noncancelable remaining lease term was approximately 16 years, and our leases generally provide for one or more renewal options.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance.  Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital or operating expenditures on our properties.

Our operating expenses include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating expenses.  Noncash expenses include depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses) and deferred financing costs and the amortization of the net losses on our settled interest rate swaps (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $76.1 million for the nine months ended September 30, 2006 as compared to $38.6 million for the same period in 2005, primarily due to the increases in net income and the non-cash adjustment for depreciation and amortization expense, which are reflective of the growth in our investment portfolio.

We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to avoid paying corporate level federal income tax and excise tax on our earnings.  The distributions we pay may include a return of capital.  Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which are dependent primarily on our receipt of payments from our leases and loans with respect to our real estate investments. During the nine months ended September 30, 2006, we declared dividends of $0.63 per share, totaling $58.9 million.

In order to continue to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt and equity funding beyond our currently committed external sources of liquidity.  During 2006, we completed two public offerings under our existing shelf registration on file with the Securities and Exchange Commission (“SEC”) aggregating approximately 31.1 million shares of common stock which raised aggregate proceeds of approximately $330 million, after deducting the underwriters’ discounts and offering expenses, of which $228 million was used to pay down borrowings outstanding under our secured credit facilities.

We generally use our revolving secured credit facilities to partially fund the initial purchase of real estate pending the issuance of long-term, fixed-rate debt.  As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements.

As of September 30, 2006, we had two secured credit facilities with a maximum aggregate borrowing capacity totaling $500 million, and $3.1 million was outstanding under the facilities.   Our $300 million revolving secured credit facility with Citigroup Global Markets Realty Corp. (“Citi”) expired in October 2006 and was replaced with a $400 million facility with Citi.  The new facility is structured as a master loan repurchase agreement and our borrowings under the facility are secured by the underlying real estate properties and may also be secured by our equity ownership interests in certain of our consolidated special purpose subsidiaries.  Borrowings under the new facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings.  The interest rates on borrowings are subject to increase in the event we exceed a specified leverage amount.   The new facility also provides for a non-use fee which may be incurred under certain circumstances.  We allowed our $200 million revolving secured credit facility to expire in November 2006.

In March 2006, we issued, through a private placement, $301.8 million aggregate principal amount of net-lease mortgage notes consisting of amortizing 5.76% notes due in 2021.  We used $160.4 million of the proceeds to repay balances outstanding under our secured credit facilities.  The remaining proceeds were used to provide funds for real estate acquisitions.  This was the second issuance under our master funding structure which was created in 2005; the first series of notes totaling $441.3 million was issued in July 2005.  At September 30, 2006, the aggregate balance of the net-lease mortgage notes totaled $731.3 million and was secured by a collateral pool in excess of $1 billion in real estate assets.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium.  The notes also permit the substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, the note structure allows for the contribution of additional properties to the collateral pool and the issuance of additional series of notes secured by the increased collateral pool.

During the first nine months of 2006, we entered into new long-term financing arrangements totaling $657.4 million in conjunction with two real estate acquisition transactions. At September 30, 2006, the total carrying amount of our fixed-rate debt, including the net-lease mortgage notes described in the preceding paragraph, was $1.6 billion.  Real estate investments with an aggregate investment value of $2.3 billion were pledged as collateral for our fixed-rate debt.

Over the long term, we expect lease rates on new leases to fluctuate commensurate with changes in long-term interest rates. In the near-term, we may experience a period where long-term interest rates on future borrowings rise faster than lease rates on our existing portfolio of real estate investments, which may reduce our cash flow.  Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities.  At September 30, 2006, 90% of our investment portfolio was match-funded with long-term debt.

We are subject to various customary operating and financial covenants under our mortgage notes payable and our secured credit facility. The mortgage notes payable and our secured credit facility include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facility also includes, among other requirements, a minimum liquidity requirement of $15 million, a maximum total debt to tangible net worth ratio of 4:1 and a minimum tangible net worth requirement of $500 million.  As of September 30, 2006, we were in compliance with all of our debt covenants and requirements.

In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facility will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio.  On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio, defined as the ratio of our total debt to total assets, of approximately 65%. At September 30, 2006, our leverage ratio was 63%. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments.  We intend to use substantially all of our properties to secure our borrowings under our various debt financings.  Our ability to achieve continuous real estate investment growth will also depend on our ability to raise additional equity capital.

Results of Operations

Since we began purchasing real estate assets in December 2003, we have completed nearly $2.7 billion in real estate acquisitions and mortgage loan investments, of which over $1.1 billion was completed during the first nine months of 2006.  The increase in net income, as summarized in the following table, is reflective of the growth in our rental revenues as a result of the increase in the size of our investment portfolio and increased gains on the sales of real estate as discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (in thousands)	$17,049	$6,652	$36,406	$20,949

Net income per diluted common share	$0.17	$0.10	$0.42	$0.31

Weighted average outstanding common shares — diluted (in millions)	98.7	67.5	85.9	67.4

Periodically, we may sell real estate properties.  We consider these occasional sales of real estate properties to be an integral part of our long-term business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties. In addition, we consider the combined effect of income from continuing operations and discontinued operations in our evaluation of our ability to pay dividends.  Each time properties are sold, current accounting principles require that gains and losses from any such dispositions and all operations from the properties previously reported as part of “income from continuing operations” be reclassified to “discontinued operations.”  This reclassification has no impact on net income or cash flows.

We sold 15 and 38 properties during the three and nine months ended September 30, 2006, respectively.  For the same periods in 2005, we sold 16 and 39 properties, respectively.  Since the beginning of 2005, we have sold a total of 81 properties or approximately 4% of the nearly $2.7 billion in total real estate acquisitions we have made since our first acquisition in December 2003.  Income from continuing operations and discontinued operations and the related per share amounts associated with all properties sold subsequent to January 1, 2005 are presented in the table below (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations	$13,124	$5,971	$29,542	$18,723

Discontinued operations:
Income from discontinued operations	353	239	2,025	1,557
Net gains on sales of real estate	3,572	442	4,839	669
Total discontinued operations	3,925	681	6,864	2,226

Net income	$17,049	$6,652	$36,406	$20,949

Income per diluted common share:
Continuing operations	$0.13	$0.09	$0.34	$0.28
Discontinued operations	0.04	0.01	0.08	0.03
Net income	$0.17	$0.10	$0.42	$0.31

The following discussion includes the results of both continuing and discontinued operations as summarized in the following tables (dollars in thousands):

	Three Months Ended September 30,
	Continuing Operations		Discontinued Operations		Total Operations
	2006	2005	2006	2005	2006	2005
Revenues	$55,805	$23,129	$402	$384	$56,207	$23,513
Expenses:
General and administrative expenses	4,209	3,174	5	3	4,214	3,177
Depreciation and amortization	12,702	5,583	44	111	12,746	5,694
Interest	25,770	8,401	—	31	25,770	8,432

	Nine Months Ended September 30,
	Continuing Operations		Discontinued Operations		Total Operations
	2006	2005	2006	2005	2006	2005
Revenues	$131,660	$54,635	$2,398	$2,580	$134,058	$57,215
Expenses:
General and administrative expenses	12,523	8,998	69	19	12,592	9,017
Depreciation and amortization	30,559	12,649	303	640	30,862	13,289
Interest	59,036	14,265	1	364	59,037	14,629

Revenues

Total revenues increased to $56.2 million for the third quarter of 2006 from $23.5 million for the third quarter of 2005.  Total revenues for the first nine months of 2006 rose to $134.1 million from $57.2 million for the comparable period in 2005.  The increase in revenues is the result of the growth in our investment portfolio primarily due to property acquisitions made over the past year.  Because the acquisition of properties tends to occur later in a quarter, the full quarterly earnings impact of acquisitions made in the third quarter of 2006 will not be realized until the fourth quarter.

Approximately 94% of the revenues we generated in 2006 were rental revenues from real estate properties we own and lease to our customers.  At September 30, 2006, essentially all of our properties were occupied and current in their monthly lease and loan payments.  Total revenues in 2006 include rental revenues from two tenants under common control totaling $18.8 million, or 33%, for the third quarter and $25.3 million, or 19%, for the nine-month period.  The underlying real estate properties were acquired by Spirit Finance on May 31, 2006, from SKO Group Holding Corp. (“SKO”) and leased to these two tenants, each a wholly-owned subsidiary of SKO, under long-term, triple-net master lease agreements.  These tenants operate approximately 345 general merchandise retail locations under the ShopKo and Pamida names in both mid-sized to larger cities and small, rural communities across the Midwest, North Central, Rocky Mountain and Pacific Northwest states.  The real estate properties leased to these tenants represented approximately one-third of our total assets at September 30, 2006.  As our investment portfolio grows, the portion of revenues represented by these tenants is expected to decrease.  No other individual tenant represented more than 5% of total revenues during the three and nine months ended September 30, 2006.

Our long-term leases generally provide for payments of base rents with scheduled increases, increases based on future changes in the CPI, and/or contingent rent based on a percentage of the lessee’s gross sales.  For leases with scheduled rent increases, rental revenue is recognized on a straight-line basis, net of a valuation allowance, to produce a constant periodic rent over the term of the leases.

Rental revenues have increased in relation to the growth in our investment portfolio.  Rental revenues, including rental revenues reclassified as discontinued operations, and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental revenues, excluding the adjustment for straight-line rent	$53,267	$21,023	$125,280	$51,697
Straight-line rent, net	407	299	1,166	809
Total rental revenues	$53,674	$21,322	$126,446	$52,506

Weighted average real estate investments	$2,429,578	$982,129	$1,927,687	$796,701

During the three and nine months ended September 30, 2006, interest income on mortgage and other loans receivable totaled $1.5 million and $4.6 million, respectively, as compared to $1.0 million and $2.9 million for the same periods in 2005.  The increase in interest income in 2006 over 2005 was primarily the result of the origination of approximately $14 million of new loans since September 30, 2005.  Other interest income is generated from temporary investments pending investment in real estate.

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs, and office and other expenses.  Employee-related expenses increased primarily as a result of our real estate investment activity as we increased our work force from 36 employees at September 30, 2005 to 39 at September 30, 2006 to support our larger real estate investment portfolio. The large increase in the number of properties in our portfolio has also resulted in increased portfolio servicing costs and higher general insurance costs.

Depreciation and amortization expense relates primarily to real estate properties and related lease intangibles. Depreciation and amortization expense was $12.7 million and $30.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $5.7 million and $13.3 million in the same periods in 2005. The increase over the 2005 periods was primarily the result of the increase in the real estate investment portfolio.

The increase in interest expense during the third quarter and for the first nine months of 2006 is primarily attributable to higher weighted average outstanding debt resulting from new borrowings used to grow our investment portfolio.  The following table summarizes our interest expense and related borrowings (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest expense	$24,268	$7,357	$54,669	$12,246
Amortization of deferred financing costs, debt insurer premiums and interest rate swaps	1,502	1,075	4,368	2,383
Total interest expense	$25,770	$8,432	$59,037	$14,629

Weighted average debt outstanding	$1,611,473	$545,404	$1,254,113	$299,673

As our investment portfolio grows, our general and administrative expenses are expected to continue to increase; however, general and administrative expenses calculated as a percent of average total assets are expected to continue to decrease.  Depreciation and amortization as well as interest expense are also expected to increase in future periods as we continue to make investments in real estate.

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

A reconciliation of net income calculated in accordance with GAAP to FFO is presented in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$17,049	$6,652	$36,406	$20,949
Portfolio depreciation and amortization expense:
Continuing operations	12,657	5,550	30,429	12,555
Discontinued operations	44	111	303	640
Less: Net gains on sales of real estate (a)	(3,372)	(442)	(4,503)	(669)
FFO (b)	$26,378	$11,871	$62,635	$33,475

(a)             Excludes the gain on sale related to development properties totaling $200,000 and $336,000, net of tax, for the quarter and nine months ended September 30, 2006, respectively.

(b)            FFO includes the adjustment between scheduled rents and rental revenue recognized on a straight-line basis ($407,000 and $299,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $809,000 for the nine months ended September 30, 2006 and 2005, respectively).

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

•                  timing of acquisitions

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

•                  the extent and nature of our competition; and

•                  other factors referenced in our annual report on Form 10-K, including those set forth under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents and reports we file with the SEC.

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

In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through September 30, 2006, we have not experienced any significant credit losses.  In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations.  One objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As part of this strategy, we have used and may continue to use derivative contracts, such as forward-starting interest rate swaps, to manage our interest rate risk.  We do not enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risk, as such hedging transactions may generate income which is not qualified income for purposes of maintaining our REIT status. Our hedging strategy is monitored by the audit committee of our board of directors.

At September 30, 2006, our fixed-rate debt totaled $1.6 billion.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of our fixed-rate debt exceeded its carrying amount at September 30, 2006 by approximately $13.6 million.  Our mortgage loans receivable are also fixed-rate instruments.  At September 30, 2006, our mortgage loans receivable (excluding equipment and other loans) totaled $55.2 million.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded its carrying amount by approximately $1.4 million at September 30, 2006.  It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  During the nine months ended September 30, 2006, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR, was $62.3 million.  Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 6.5%. During the first nine months of 2006, one-month LIBOR increased approximately 93 basis points. Had the weighted average interest rate been 100 basis points higher (lower) during the first nine months of 2006, our net income for the nine months ended September 30, 2006 would have been reduced (increased) by approximately $473,000.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first nine months of 2006 and assumes no other changes in our capital structure.

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

As of September 30, 2006, Spirit Finance was a party to two outstanding forward-starting interest rate swaps with a notional amount of $140.4 million.  These instruments were designed to hedge the variability of cash outflows related to forecasted interest payments over a term of 15 years on long-term debt expected to be issued in early 2007.  The fair value of the interest rate swaps in place at September 30, 2006 was a liability of $5.0 million which is included in accounts payable, accrued expenses and other liabilities with a corresponding unrealized loss recorded in accumulated other comprehensive income. The counterparty for the swap is a major financial institution that has a credit rating of at least “A-” from a nationally recognized rating agency.

As the hedging relationships are expected to be highly effective at achieving offsetting changes in future cash outflows, these interest rate swaps are accounted for as cash flow hedges.  Hedge effectiveness is assessed periodically.  No hedge ineffectiveness was recognized during the nine months ended September 30, 2006 or 2005.  The net unamortized loss related to all interest rate swaps at September 30, 2006 was $13.2 million.  Because the anticipated interest payments are considered probable, the hedges continue to be effective.

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

Item 1A.  Risk Factors

For a discussion of factors that could affect our business and results of operations, you should review the information included under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as the information supplementing that disclosure under the caption “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.  These factors, taken together, set forth important information that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements contained in this report relating to our financial results, operations and business prospects.  There have been no material changes to the risk factors set forth in our Form 10-K and Form 10-Q referenced above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	10,000	(1)	$0.01	—	—
August 1, 2006 to August 31, 2006	—		—	—	—
September 1 to September 30, 2006	—		—	—	—
Total	10,000	(1)	$0.01	—	—

(1)             We repurchased 10,000 unvested shares of our restricted stock which were forfeited by an employee in accordance with the terms of the Spirit Finance Corporation 2003 Stock Option and Incentive Plan.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
10.1

Extension Agreement between Spirit Finance Corporation and Citigroup Global Markets Realty Corp. dated September 11, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2006).

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

99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of July 29, 2006 (Successor), January 28, 2006 (Successor) and July 30, 2005 (Predecessor) and for the 13 and 26 Weeks Ended July 29, 2006 (Successor) and July 30, 2005 (Predecessor).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT FINANCE CORPORATION

Date: November 7, 2006	By:	/s/ Christopher H. Volk
Christopher H. Volk
Chief Executive Officer and President

	By:	/s/ Catherine Long
Catherine Long
Chief Financial Officer, Senior Vice
President and Treasurer