Form 10-K
period 2006-12-31
SPIRIT FINANCE CORP
filed 2007-03-01
CIK 1277406

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sale price as reported on the New York Stock Exchange on that date.

The number of shares outstanding of the Registrant’s common stock, as of February 23, 2007, was 107,935,085.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference to the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 18, 2007, to be filed pursuant to Regulation 14A.

PART I

Item 1.                        Business

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, Spirit Finance Corporation’s (the “Company’s”) current business plan, business strategy and portfolio management. The Company’s actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption “Risk Factors” in Item 1A. of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Overview

When used in this report, the terms “we,” “our,” “us” and “our company” refer to Spirit Finance Corporation, a Maryland corporation, and our subsidiaries, unless the context indicates otherwise. We are a self-managed and self-advised real estate investment trust (“REIT”) for federal income tax purposes. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SFC.”

We were formed in 2003 primarily to acquire single tenant, operationally essential real estate to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of free-standing real estate facilities that contain our customers’ retail, distribution or service activities and are vital to the generation of their sales and profits. We target real estate of established companies in various industries located throughout the United States. Examples of the types of companies that own real estate in our target market include:

Automotive dealers	Health clubs or gyms
Automotive parts and service facilities	Interstate travel plazas or truck stops
Bank branches	Medical offices
Call centers	Movie theaters
Convenience stores or car washes	Industrial properties
Department stores	Recreational facilities
Discount retailers	Rental centers
Distribution facilities	Restaurants
Drugstores	Specialty retailer properties
Educational facilities	Supermarkets
Electronics retailers	Theme parks
Furniture stores	Wholesale clubs
Hardware or home improvement stores

In addition to providing custom and innovative leasing alternatives, we may also selectively originate or acquire long-term commercial mortgage loans that are integral to our strategy of providing a complete product solution to our customers. To a limited extent, we may also acquire properties that could be classified as multi-tenant office space or which could be converted to multi-tenant use where we believe the property to be integral to our customers’ businesses. We may also make a limited amount of unsecured corporate loans or provide construction or equipment financing to customers.

Business Developments

We began business by raising equity through a private offering of our common stock in late 2003 and, in December 2004, we completed our initial public offering of common stock. By the end of 2004, we had built our foundation of diversified real estate investments, expanded our operations and developed strategic outsourcing arrangements to support our growth. During the past two years we developed and implemented our debt financing plans through short- and long-term strategies, including the establishment of our master funding debt structure in 2005. As of December 31, 2006, approximately 56% of our long-term borrowings were in the form of traditional commercial mortgage real estate financing, which is typically amortized over thirty years, with loan maturities in ten years. The weighted average maturity of the $931 million in commercial mortgage financing was approximately nine years. Our master funding debt structure represented approximately 44% of our long-term borrowings, with a weighted average maturity of approximately 14 years. In December 2006, we reached our second anniversary as a publicly traded company and our third year anniversary since raising our first equity capital and acquiring our first real estate investments. We have continued to capitalize on our core strengths and during 2006 accomplished the following:

•       We expanded our real estate investment portfolio by $1.4 billion in 2006, a gross increase of 62% over our prior year investment activity. At December 31, 2006, our investment portfolio was over $2.8 billion, nearly doubling the size of our investment portfolio since December 31, 2005. Acquisitions during 2006 included the acquisition of 178 real estate properties from SKO Group Holding Corp. (“SKO”) through a purchase of ShopKo Stores, Inc., where we entered into long-term triple-net master lease arrangements with subsidiaries of SKO for these general merchandise retail locations operating under the “ShopKo” and “Pamida” names—at the time of acquisition this was the largest single retail sale-leaseback transaction in U.S. history.

•       We built a pipeline of targeted potential investment opportunities that has consistently exceeded $2 billion since the end of 2005, which forms the basis for our strategic initiatives in 2007.

•       In March 2006, we issued $301.8 million aggregate principal amount of net-lease mortgage notes payable. This was the second issuance under our master funding debt program. Under this program, we match-fund our cash flows for fifteen years on a diverse pool of our real estate assets aggregating $1.1 billion at December 31, 2006. We are able to add collateral to the pool in the future and issue new notes secured by an increasing collateral pool of properties.

•       In October, we obtained a $400 million short-term, variable-rate secured credit facility that replaced other expiring facilities. In conjunction with the acquisition of real estate, we also entered into new long-term, fixed-rate commercial mortgage financing arrangements totaling over $700 million during 2006. At December 31, 2006, our total fixed-rate debt, including the net-lease mortgage notes, had a weighted average stated interest rate of 6.1%.

•       At December 31, 2006, we had match-funded 83% of our long-term, fixed-rate real estate investment portfolio with long-term, fixed-rate debt and had hedged an additional $199.5 million of long-term debt expected to be issued in early 2007.

•       We completed public offerings aggregating approximately 39.5 million shares of common stock, which raised $428 million in net equity proceeds. Including these common stock offerings, our gross equity proceeds raised since inception totals over $1.1 billion.

•       We generated net income of $52 million and declared dividends of $0.85 per common share. As a result, we generated an annual total return to stockholders (distributions plus stock price appreciation) of 18.2%, including the reinvestment of dividends, during 2006.

•       At December 31, 2006, substantially all of our properties were occupied and current in their monthly lease and loan payments.

Our core strengths include:

•       Experienced management team with a clear vision of how the company should operate for the mutual benefit of our stockholders and customers;

•       Demonstrated capacity to originate investments which are accretive to our funds from operations;

•       Proven credit and investment evaluation techniques and methods that focus on real estate unit-level cash flows, tenant corporate credit discipline, real estate fundamentals and tenant management depth and experience;

•       A highly efficient, scalable operating business model with state-of-the-art servicing and reporting capability; and

•       Structured finance expertise and an effective liability strategy that provides greater operational flexibility for both Spirit Finance and our customers.

Our current liquidity position and borrowing capacity from our credit facility provide us with a solid foundation to continue our growth in 2007.

Real Estate Investment Portfolio

We continually seek to acquire an investment portfolio that is diversified by geography, customer and industry. As of December 31, 2006, our investment portfolio of real estate and loans totaled over $2.8 billion and represented 1,034 owned or financed properties geographically diversified in 43 states. Only two states, Wisconsin (12%) and Texas (11%), accounted for 10% or more of the total dollar value of our real estate and loan portfolio. Of our total investment portfolio at December 31, 2006, approximately $2.8 billion, or 97%, represented the gross cost of real estate and related lease intangibles we own; and $75.2 million, or 3%, represented first priority mortgages secured by single tenant, operationally essential real estate and other loans receivable. Our properties are leased or financed to 145 customers operating in various industries. The three largest industries in which our customers operated at the end of 2006, as a percentage of the total dollar amount of our investment portfolio, were the general and discount retail industry (29%), the restaurant industry (22%) and the specialty retail industry (10%). In addition, we have real estate investments in various other industries, including movie theaters, industrial properties, automotive dealers, parts and service facilities, educational facilities, recreational facilities, distribution facilities and supermarkets.

Our customers are generally established companies. As of December 31, 2006, our ten largest customers as a percentage of our total investment portfolio were: ShopKo Stores Operating Co., LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); National Envelope Corporation; Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; and CBH2O, LP, the operator of Camelback Ski Area and Camelbeach Waterpark in Pennsylvania. Together, these customers accounted for 46% of our total investment portfolio at December 31, 2006. ShopKo Stores Operating Co., LLC and Pamida Stores Operating Co., LLC are the two largest individual tenants representing a total of approximately 29% of our total investment portfolio at December 31, 2006. No other individual tenant represents more than 3% of our total investment portfolio.

Our real estate properties are leased to our customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2006 was approximately 16 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including insurance, real estate taxes and repairs and maintenance; therefore, we generally are not responsible for repairs and are not required to make other significant capital expenditures on our properties.

Business and Investment Strategy

General.   Our business strategy is to build value for our stockholders through growth in our real estate investment portfolio. We seek to enhance our performance and financial position by controlling expenses through economies of scale and by outsourcing selective company operations through strategic business relationships with vendors located in the United States to improve our efficiency. Our investment strategy is designed to take advantage of current market conditions and adjust to changes in market conditions over time by providing our customers with specifically tailored real estate products such as sale-leaseback transactions, mortgage loans, unsecured corporate loans and construction and equipment financing. We continue to diversify our portfolio as we acquire additional properties.

We generally seek to acquire and hold fee simple title to the land, buildings and other assets comprising the real estate. We seek to invest selectively in real estate with strong unit-level economics, meaning profitable retail, distribution or service operations with the least likelihood of default, while increasing rental revenues through scheduled rent escalations or contingent escalations based on a percentage of the lessee’s gross sales or increases in the Consumer Price Index (“CPI”). We do not believe our business is seasonal; however, the timing and amount of our acquisitions will vary from quarter to quarter.

We provide long-term, triple-net leases or loans that offer favorable and attractive terms to us and our customers. We make real estate acquisitions in an effort to achieve our targeted equity returns. If our cost of capital increases due to rising interest rates, we plan to increase tenant lease rates or increase tenant lease escalations on new leases in order to achieve our targeted equity returns. In addition to responding to varying interest rate environments in the origination of new real estate investments, we employ customary derivative strategies designed to hedge the long-term financing costs on our portfolio.

Transaction Sourcing.   Currently, a majority of our real estate investment transactions are sourced through the efforts of our internal acquisitions staff. Our direct calling efforts are focused on public and private companies in our target market and private equity funds who are active market participants. Transactions are also sourced through banks, real estate brokers and other industry participants. We continually evaluate strategic alternatives and new methods to source transactions in order to remain competitive. Some of the methods we have considered and may pursue include the following:

Private Equity Funds/Institutional Investors.   We may partner with private equity funds or other large institutional investors to allow us to acquire the real estate of targeted operating companies. These types of investors continually seek out target companies that are operating companies which can be restructured, recapitalized and sold for a profit. Some of these target companies may own substantial amounts of real estate. Because the ownership of real estate by an operating company is often not an efficient use of capital, these companies are often undervalued. By purchasing these undervalued companies and then selling the real estate to us in sale-leaseback transactions, these investors can increase the capital efficiency of the target company which can increase the overall value of the target company in its restructuring, refinancing and sale.

Spin-Off and Merger Transactions.   We may attempt to acquire the real estate of operating companies through a spin-off and merger transaction. In this type of transaction, we would cause the operating company to form a subsidiary corporation to which it would transfer all of its core business operations except for its real estate assets. The company would then distribute the common stock of the newly created corporation to its shareholders in a spin-off transaction. We would then acquire the ownership of the remaining company holding the real estate in exchange for shares of our common stock and then lease the real estate of the acquired company to the newly-created corporation. We believe this transaction is attractive to the shareholders of the target corporation because it allows for a non-taxable disposition of the corporation’s real estate assets and, following the transaction, the target corporation’s shareholders would own shares of the operating business entity and shares of our common stock that represent the value of the real estate we acquired.

Joint Ventures.   We may enter into joint ventures with other investors that have investment objectives similar to ours. These investors may include pension funds, insurance companies, other REITs, private equity funds or other institutions that invest in real estate. Our objective in these joint ventures would be to diversify our investment risk and obtain an additional source of capital to fund larger transactions.

UPREIT Transactions.   We may decide to form an operating partnership, or UPREIT, in the future. If we form an UPREIT, we would transfer substantially all of our assets to the newly-formed operating partnership in exchange for UPREIT units. After formation of the UPREIT, some of our property acquisitions could be made by issuing additional UPREIT units in exchange for property owned by third parties. These UPREIT units would be convertible into shares of our common stock at specified ratios set from time to time when the UPREIT units are issued. We believe the formation of an UPREIT could enhance our ability to compete in the market for the acquisition of operationally essential real estate by offering our customers an additional option for the sale of their real estate on a tax-deferred basis. In addition, acquiring real estate in exchange for the issuance of UPREIT units would reduce the amount of cash we need to make property acquisitions.

DOWNREIT Transactions.   We may decide to form a transaction-specific partnership known as a DOWNREIT. In a DOWNREIT transaction, the real estate assets of a single third-party owner would be transferred to a newly created partnership on terms to be specifically negotiated between us and the owner. Similar to the UPREIT structure, the owner would receive DOWNREIT units which would be convertible into shares of our common stock at a specified ratio determined at the time the DOWNREIT units are issued. The benefits of a DOWNREIT are essentially similar to that of the UPREIT discussed above, except that the performance of the current owner’s DOWNREIT unit is tied directly to the real estate the owner sells, not a diversified pool of properties. In addition, until the DOWNREIT unit holder converts the units into shares of our common stock, a substantial majority of the income generated from the properties owned by the DOWNREIT would be paid as distributions on the DOWNREIT units, not to us.

Select Portfolio Property Resale Transactions.   On a limited and selective basis, we may acquire and re-sell properties that we purchase in connection with the acquisition of a portfolio of properties. If properties are being sold on an “all or none” basis, we may purchase some properties that do not precisely meet our desired investment criteria in order to acquire a larger portfolio of properties we wish to hold. If we engage in this activity, we intend to conduct it as permitted under the REIT provisions of the Internal Revenue Code. We do not currently believe sales of properties will constitute a major part of our business.

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

Financing.   In order to finance the acquisition of our properties, we primarily use equity proceeds from public investors and secured financing through banks and institutional investors. From time to time, we also access various other sources of capital, including banks, financial institutions and institutional investors through additional lines of credit, bridge loans, structured financings and other arrangements. As of December 31, 2006, we had a maximum aggregate borrowing capacity of $400 million on a revolving secured credit facility with Citigroup Global Markets Realty Corp. with $128.5 million outstanding on the facility. The facility is structured as a master loan repurchase agreement and our borrowings under the facility are secured by real estate properties we own and may also be secured by our equity ownership interests in certain of our consolidated special purpose subsidiaries. The facility has a term of approximately one year and has no prepayment penalties.

In March 2006, we issued, through a private offering, $301.8 million aggregate principal amount of net-lease mortgage notes consisting of amortizing 5.76% notes due in 2021. This was the second issuance under our master funding structure which was created in 2005; the first series of notes totaling $441.3 million was issued in July 2005. At December 31, 2006, the aggregate principal outstanding on the net-lease mortgage notes totaled $727.8 million and was secured by a collateral pool in excess of $1 billion in real estate assets. The notes may be prepaid at any time, subject to a yield maintenance prepayment premium. The notes also permit the substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, as the note structure allows for the contribution of additional properties to the collateral pool and the issuance of additional series of notes secured by the increased collateral pool, we expect that we can continue to diversify the collateral pool which will lead to increasingly efficient borrowings in the future. Our total debt outstanding at December 31, 2006, including our outstanding borrowings on the secured credit facility, was $1.8 billion.

Underwriting.   Our real estate investment decisions are made by our investment committee which is comprised of the six members of our senior management. We are authorized by our board of directors to follow broad investment guidelines. We have substantial discretion within our investment guidelines in determining the types of assets we may decide are proper investments for us. Our investment committee has the authority to make real estate investments up to $100 million in any single credit risk or group of related credit risks. We evaluate potential investments in real estate and attempt to mitigate overall investment risk through adherence to:  (1) real estate investment underwriting and documentation criteria that our senior management has developed over the past 20 years, (2) portfolio composition, and (3) portfolio management that emphasizes tenant and borrower covenant compliance and ongoing performance reviews of their business.

Product Lines

We operate in one industry segment: investment in single tenant, operationally essential real estate. As of December 31, 2006, 97% of our real estate investment portfolio was in real estate we own and lease to our customers and 3% was in mortgage and other loans. Our products are described below.

Sale-leaseback Transactions.   Our real estate properties are generally acquired in sale-leaseback transactions. We may also purchase properties that have existing lease agreements in place. In a sale-leaseback transaction, we acquire properties and lease the properties back to the seller under a triple-net lease. Under a triple-net lease, the tenant is contractually obligated to pay all property operating expenses, including insurance, real estate taxes and repairs and maintenance. The leases generally have a primary term of 15 to 20 years, with renewal options for one or more additional periods. Our leases generally provide for payments of base rents with scheduled increases, contingent increases based on future changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales.

Mortgages and Other Financing Products.   Although we focus on leasing transactions, we may originate a mortgage loan secured by real estate property in situations where a customary sale-leaseback transaction would have an adverse impact on the seller of a property or would otherwise be inappropriate for us. Our lending transactions are loans generally secured by commercial real estate. We may also offer other financing products where we can improve our returns or competitiveness. These financing products may include unsecured corporate loans, construction financing and equipment financing.

We generated total revenue (including revenues from discontinued operations) of $192.0 million in 2006, $86.5 million in 2005, and $26.2 million in 2004 from our real estate leasing and loan operations. The composition of total revenue was as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rentals	$181,523	$80,076	$20,511
Interest income on loans receivable	6,225	4,276	3,775
Other interest income	4,243	2,138	1,942
Total revenues	$191,991	$86,490	$26,228

During 2004, approximately 14% of our total revenues were derived under a single master lease agreement with an operator of interstate travel plazas. As a result of the growth in our investment portfolio, no individual tenant represented more than 5% of total revenues during 2005. On May 31, 2006, we acquired 178 real estate properties from SKO and leased them to two subsidiaries of SKO under long-term, triple-net master lease agreements. Rental revenues under these agreements aggregated $44.2 million or 23% of our total revenues during 2006. Of the properties purchased, 112 properties are operated as general merchandise retail locations under the ShopKo name in mid-sized to larger cities across the Midwest, Rocky Mountain and Pacific Northwest states, and represented approximately 26% of our total assets at December 31, 2006. The remaining 66 properties are operated under the Pamida name in small, rural communities in the Midwest, North Central and Rocky Mountain states, and represented approximately 3% of our total assets at December 31, 2006. No other individual tenant represented more than 5% of total revenues during 2006.

Competition

Our property acquisition business faces competition from financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors. The commercial lending market is a multi-billion dollar market including numerous competitors with greater economies of scale when compared to us, many of which are larger, have access to more resources and have greater name recognition than we do. The current environment for net lease real estate acquisitions is competitive, with individual and institutional investors exhibiting a strong demand for these investments. This demand may affect the purchase price of real estate we acquire and the rents we are able to obtain on the properties. We may delay or decline opportunities if we feel the rewards do not warrant the capital risk. As a result, the highly competitive triple-net lease environment could limit both the number of properties we acquire and the yield on those acquisitions.

We believe that we have the following competitive advantages:

•       Experienced Management. Our senior management team has over 100 years of combined experience in the real estate investment and finance business and has a track record in the origination and management of single tenant, commercial real estate assets since 1980. Our strategy for generating attractive returns on our real estate investments combines our ability to originate, underwrite, structure and close accretive transactions, with an efficient servicing function designed to actively monitor our portfolio.

•       Flexibility. Owners of single tenant, operationally essential real estate require flexibility that permits them to efficiently operate their businesses over a long period of time. We offer our customers lease terms that provide operating flexibility and the potential for lease modifications. This operating flexibility might include the ability to substitute real estate locations in the event a business is sold or a tenant determines that a location is no longer strategic. It might also include the ability to sell, sublease or improve a property at a later date with financing provided by us.

•       Financing Options. We provide our clients with the convenience of having a “one-stop shop” for real estate financing needs, by offering sale-leaseback transactions and mortgage loans, and, where appropriate, unsecured corporate loans and construction and equipment financing.

•       Strong Industry Relationships. Our industry and financial institution relationships provide us with the ability to source and selectively choose real estate investment opportunities. A majority of our investments are sourced by our internal acquisitions staff. We also have sourcing relationships with other real estate industry participants. We believe these arrangements will assist us, from time to time, in originating real estate investment opportunities.

•       Access To and Cost of Capital. We have elected to be taxed as a REIT. As a REIT, we generally do not have to pay federal corporate income tax on our REIT taxable income to the extent distributed to our stockholders. Therefore, our cost of capital is lower than the targeted rates of return of the companies and private equity firms who comprise our target market for real estate. This lower cost of capital, combined with our leverage strategies, allows us to hold long-term real estate more efficiently than our customers to the mutual benefit of Spirit Finance and our customers.

Regulation

Companies owning real estate are subject to various laws, ordinances, zoning and other regulations. In particular, our real estate investments are subject to compliance with the Americans With Disabilities Act of 1990 (the “ADA”) and various federal, state and local environmental laws and regulations.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Before completing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at the property. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs, if available, and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessment or other information indicate possible contamination or where our consultants recommend we perform the additional procedures. For some properties, we may rely on previously completed environmental assessments.

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

Employees

In order to efficiently manage our operations, we outsource certain due diligence, legal and portfolio servicing functions to businesses located in the United States. As a result, we expect our operations to require a lower number of full-time employees than a company that performs all of its operating functions internally. As of February 23, 2007, we had 41 full-time employees.

Facilities

Our principal offices are located at 14631 N. Scottsdale Road, Suite 200, Scottsdale, Arizona 85254. We currently occupy approximately 18,700 square feet of space leased from an unaffiliated third party. We believe that our facilities are adequate for our present operations and that adequate additional space will be available as needed in the future.

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

Item 1A.                Risk Factors

In addition to factors discussed elsewhere in this report, the following are important factors which could cause our actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Risks Related to Our Business

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

A substantial amount of our investment portfolio consists of properties operated by two customers under common control, which may result in increased risk due to tenant and industry concentrations.   As of December 31, 2006, our investment portfolio totaled over $2.8 billion. Approximately 29% of this portfolio represented real estate assets operated by ShopKo Stores Operating Co., LLC and Pamida Stores Operating Co., LLC, two general retailers operating under the “ShopKo” and “Pamida” names that are owned by SKO. These properties include 112 ShopKo properties and 66 Pamida properties leased under master leases to ShopKo and Pamida, respectively. A default by either of these tenants will significantly and adversely affect our results of operations and the amounts we have available to pay distributions. Due to the concentration of these two tenants, our performance will be closely tied to the performance of these tenants operating the ShopKo and Pamida stores and the retail industry in which they operate until we reduce our investment concentration through the acquisition of a substantial amount of additional properties.

ShopKo operates as a multi-department store retailer under the “ShopKo” name primarily in mid-size and larger communities in the Midwest, Pacific Northwest and Western Mountain states. Pamida operates as a general merchandise retailer under the “Pamida” name in smaller and more rural communities in the Midwest, North Central and Rocky Mountain states. ShopKo and Pamida stores are subject to the following risks, as well as other risks that we currently do not know, that could adversely affect their ability to pay rent to us:

•       The retail industry in which ShopKo and Pamida operate is highly competitive, which could limit growth opportunities and reduce profitability for ShopKo and Pamida. ShopKo and Pamida compete with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. ShopKo and Pamida face strong competition from large national discount retailers, such as Wal-Mart, Kmart and Target;

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

•       The failure to maintain the existing ShopKo and Pamida stores or to carry out any remodeling plans in a cost-effective manner could have a material adverse affect on ShopKo’s and Pamida’s results of operations, financial condition, anticipated sales and profitability;

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

Our investments are currently concentrated in a relatively small number of customers and we may be unable to adequately continue to diversify our real estate portfolio, which may result in increased risk due to industry, borrower or tenant concentration.   As of December 31, 2006, our investment portfolio totaled over $2.8 billion, representing 1,034 properties operated by 145 customers in various industries. Due to our current level of diversity, our performance may be closely tied to the performance of each of our customers and the industries in which they operate. This increases the chance that a default by any single customer will significantly and adversely affect our results of operations and the amounts available to pay distributions.

If we are unable to diversify our portfolio, we may also be affected by changing conditions in the industries in which our customers operate. As of December 31, 2006, approximately 29% of our total real estate investments were concentrated in the general and discount retail industry, 22% in the restaurant industry and 10% in the specialty retail industry. There are several factors that affect the retail industry, including the level of competition, the seasonality of retail sales, the availability of consumer credit and the levels of household incomes. Some of the factors that affect the restaurant industry include the demand for convenience, the levels of household incomes and the costs of restaurant labor. Changes in these factors could adversely affect the financial performance of our tenants operating in these industries and their ability to make payments to us. This lack of industry diversification increases the chance that a downturn in a particular industry or part of a particular industry will materially and adversely affect us.

In addition, we may be unable to continue to diversify our portfolio geographically. As of December 31, 2006, approximately 12% of our properties were located in Wisconsin and approximately 11% were located in Texas. The inability to geographically diversify our portfolio increases the chance that a decline or adverse economic or other event in one region or in a particular real estate market will adversely affect the results of our operations.

Our use of debt to finance acquisitions could restrict our operations, inhibit our ability to grow our business and our revenues, and adversely affect our cash flow.   Some of our property acquisitions were made, and may be made in the future, by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. In addition, we obtain debt financing by placing secured mortgage loans on properties that we initially acquire for cash. As of December 31, 2006, a substantial portion of our properties were subject to debt or pledged as collateral under our secured debt facility. We may acquire properties for the purpose of securitization or use similar structured finance alternatives. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our shares and distributions to our stockholders to be reduced. We have a target overall leverage ratio of 65%, but there is no limitation on the amount we can borrow on a single property or the aggregate amount of our borrowings and we can exceed this ratio or change this policy at any time without stockholder approval.

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

To the extent the agreements governing our borrowings require us to comply with financial and other covenants, our operating flexibility may be limited. Borrowings under our secured debt facility are subject to various covenants, including a maximum leverage ratio, minimum liquidity amount, minimum tangible net worth and other financial ratio calculations. These covenants, as well as any additional covenants we may be subject to in the future on additional borrowings, could cause us to have to forego investment opportunities, or may cause us to have to finance investments in a less efficient manner than if we were not subject to the covenants. In addition, the agreements governing some of our borrowings have cross default provisions such that a default on one of our borrowings would lead to a default on some of our other borrowings.

Our ability to realize future rent increases will vary depending on changes in the Consumer Price Index.   Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although some of our rent escalators increase rent at a fixed amount or percentage on each adjustment date, most of our rent escalators increase rent at the lesser of (1) 1 to 1.25 times the increase in the CPI or (2) a fixed amount or percentage. If the increase in the CPI multiplied by the applicable factor is less than the fixed amount or percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed amount or percentage. Therefore, during periods of low inflation or deflation, the low or negative change in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts.

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

We may not have adequate access to funding to successfully execute our growth strategy.   Our business strategy principally depends on our continued ability to grow the size of our real estate portfolio. Our business plan requires significant funds for property acquisition, loan origination, working capital, minimum REIT distributions and other needs. This strategy depends, in part, on our ability to access the debt and equity capital markets to finance our cash requirements. We will need to continue to access long-term debt financing facilities or other permanent debt strategies and also to raise additional equity capital in order to continue to successfully execute our business plan. We will need access to significant additional funding to adequately diversify our portfolio and continue to execute our business strategy. An inability to effectively access these markets would have an adverse effect on our ability to make new investments and could adversely affect our ability to pay distributions.

The loss of a tenant or the failure of a tenant to pay rent, or our inability to re-lease a property, will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.   Generally, each of our properties is operated and occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of each tenant. Leasing activity represented approximately 95% of our total revenues for the fiscal year ended December 31, 2006. The success of our tenants is dependent on each of their individual businesses and their industries, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. We generally acquire properties from single tenants that typically operate multiple locations, which means we may own numerous properties operated by the same tenant. To the extent we own numerous properties operated by one company, the general failure of that single tenant or a loss or significant decline in its business would have an adverse affect on us.

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

The loss of a borrower or the failure of a borrower to make loan payments on a timely basis will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.   Currently, our total mortgage loan portfolio represents four different borrowers; therefore, the success of our mortgage loan investments is materially dependent on the financial stability of each of these borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan would have an adverse effect on our operating results and financial condition and could cause us to reduce the amount of dividends we pay to our stockholders. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any real estate collateral.

Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any of these principles may lead to a loss or delay in the payment on loans we hold, which in turn could reduce the amounts we have available to pay distributions. Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property which could adversely impact our results of operations.

The risk of default on our real estate investment portfolio may be higher because, as of December 31, 2006, most of our properties were operated by non-investment grade companies.   As of December 31, 2006, most of our properties were operated by customers that do not have an investment grade rating from at least one of the nationally recognized rating agencies. Investment grade means companies which have unsecured corporate debt ratings equal to or greater than BBB- by Standard & Poor’s (a division of The McGraw Hill Companies, Inc.), Baa3 by Moody’s Investment Services, Inc. (a subsidiary of Moody’s Corporation) and NAIC-2 by the National Association of Insurance Commissioners. We also may have customers who are highly leveraged. Customers who are highly leveraged or do not have recognized credit ratings may be more likely to default or file for bankruptcy.

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

We invest in real estate in industries in which we have limited investment and underwriting experience, which could adversely affect our results of operations.   Our current strategy is to acquire real estate assets across a variety of industries in a variety of geographic locations. We have limited experience investing in real estate operated by some of the industries we are targeting. Accordingly, we will be required to develop expertise, relationships and market knowledge across a broad range of industries and will be subject to the market conditions affecting each industry operating our properties, including such factors as the economic climate, the level of competition, business layoffs, industry slowdowns, changing demographics, and supply and demand issues. This multi-industry approach could require more management time, support staff and expense than a company whose focus is dedicated to a greater extent on a single property type. If we are not able to efficiently and effectively manage a diverse multi-industry portfolio of real estate properties and loans, our results of operations and returns to our stockholders would be adversely impacted.

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

The costs of compliance with or liabilities under environmental laws may harm our operating results.   The properties we acquire may be subject to known and unknown environmental liabilities. This risk is further increased because as of December 31, 2006, approximately 2% of our total assets were invested in interstate travel plazas or convenience stores/car washes that sell petroleum products. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

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

The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations under our lease, if any. The discovery of environmental liabilities attached to our properties could adversely affect a customer’s ability to make payments to us or otherwise affect our results of operations and financial condition and our ability to pay distributions to stockholders.

Our environmental liability may include property damage, personal injury, investigation, remediation and clean-up costs. These costs could be substantial. Generally, properties we own at which petroleum products are sold are covered by different types of environmental insurance, which can vary extensively from property to property in the scope, amount and terms of coverage. Although these properties generally are covered by environmental insurance for a period of time, that insurance may be insufficient to address a particular environmental situation that arises, and may be subsequently unavailable, at a reasonable cost or at all, in the future. If the existing environmental insurance coverage were inadequate relative to the exposure, we could become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental insurance policy will depend on the financial ability of the insurance companies that have issued the policies and the positions they take with respect to those policies. If we become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends.   All of our properties are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that the buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA provisions, and typically under our leases and financing agreements are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to pay dividends to our stockholders.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may fluctuate.   The market price of our common stock may be volatile, may be subject to wide fluctuations and could decline significantly in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, our stockholders may be unable to resell their shares at or above their purchase price. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•       actual or anticipated variations in our quarterly operating results or dividends;

•       changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry;

•       increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•       changes in market valuations of similar companies;

•       adverse market reaction to any real estate acquisitions we make or any increased indebtedness we incur in the future;

•       additions or departures of key management personnel;

•       actions by institutional stockholders;

•       speculation in the press or investment community;

•       changes in regulatory policies or tax guidelines with respect to REITs;

•       loss of a major funding source; and

•       general market and economic conditions.

We may not be able to maintain our current level of distributions and we may not have the ability to pay distributions in the future.   We intend to pay quarterly distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. Our ability to continue to pay distributions in the future may be adversely affected by the risk factors described in this report. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, maintaining our REIT status and other factors our board of directors deems relevant from time to time. We cannot predict our ability to continue to pay distributions in the future or the amount of those distributions, if any.

Future sales of shares of our common stock, including sales of our common stock by our senior management, may depress the price of our shares.   As of December 31, 2006, there were 107,515,866 shares of our common stock outstanding and 267,484,134 shares remained available for issuance under our charter. We have reserved 4,100,000 shares of common stock for issuance to our officers, non-employee directors, employees and consultants under our 2003 Stock Option and Incentive Plan, or stock option plan. Under the stock option plan, as of December 31, 2006, we had outstanding options to purchase 1,260,000 shares of common stock and 646,256 shares of unvested restricted common stock, with awards related to 2,051,746 shares remaining available for issuance. Our senior management’s ability to resell their shares of our common stock or actual sales by our senior management in the future could create the impression that the interests of our senior management are not aligned with those of our stockholders. In addition, if members of our senior management sell their shares, they may have less incentive to remain employed by us, which could lead to discontinuity in our management team. An impression that our senior management’s interests are not aligned with those of our stockholders or any discontinuity in our management team could adversely affect our operations and the price of our common stock. Further, future sales of substantial amounts of our common stock, or the perception that sales could occur, could also have a material adverse effect on the price of our common stock.

Our board of directors may authorize the issuance of additional shares of stock that may cause dilution.   Our charter authorizes the issuance of up to 500,000,000 shares of stock and further authorizes our board of directors, without stockholder approval, to:

•       amend our charter to increase or decrease the aggregate number of shares of stock, or the number of shares of stock of any class or series, that we have the authority to issue;

•       authorize the issuance of additional shares of common or preferred stock in connection with future equity offerings, acquisitions of properties or other assets of companies; and

•       classify or reclassify any unissued preferred stock and to set the preferences, rights and other terms of the classified or reclassified stock, including the issuance of preferred shares of stock that have preference rights over our common stock with respect to dividends, liquidation, voting and other matters or shares of our common stock that have preference rights with respect to voting.

The issuance of additional stock could be substantially dilutive to our existing stockholders.

Future offerings of debt, preferred securities or other equity, which could be senior to our common stock in liquidation or for the purposes of dividend distributions, may harm the value of our common stock.   In the future, it is likely we will attempt to continue to increase our capital resources by making additional offerings of common stock. We likely will also issue additional debt, including senior or subordinated notes, commercial paper, or medium-term notes and may also issue preferred stock or additional classes of common stock. If we were to liquidate, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. We could also issue securities of our subsidiaries either for cash or in exchange for the acquisition of additional properties, which securities would effectively rank senior to our common stock as to any assets held by that subsidiary. Since July 2005, our subsidiaries have issued $743.1 million of Net-Lease Mortgage Notes, of which $727.8 million remained outstanding at December 31, 2006. As of December 31, 2006, we had total outstanding debt obligations of approximately $1.8 billion that would rank senior to our common stock in liquidation.

Additional equity offerings by us may dilute our stockholders’ interest in our company or reduce the value of their shares, or both. Our preferred stock, if issued, could have a preference on dividend payments that could limit our ability to make a dividend distribution to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders will bear the risk of our future offerings reducing the value of their shares and diluting their interest in us.

An investment in our common stock may not be suitable for pension or profit sharing trusts, Keoghs or IRAs.   If our stockholders are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in our shares, they should consider:

•       whether their investment is consistent with the applicable provisions of ERISA or the Internal Revenue Code;

•       whether their investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

•       their need to value the assets of the benefit plan annually.

An increase in market interest rates may have an adverse effect on the price of our common stock.   One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate as a percentage of our share price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend yield on our common stock or seek securities paying higher dividends or interest. The price of our common stock likely will be based, in part, on the earnings that we derive from rental income with respect to our properties, interest earned on our mortgage loans and our related distributions to stockholders, and not entirely from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the price of our common stock, and such effects could be significant. For instance, if interest rates rise without an increase in our dividend rate, the price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

Risks Related to Our Organization and Structure

Our organizational documents and Maryland law contain provisions that may inhibit potential acquisition bids that may be in our stockholders’ best interests.   Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

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

•       Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions include advance notice requirements for stockholder proposals. Although we do not have a “poison pill” or similar rights at this time, we have reserved the right to adopt those measures in the future as we deem necessary for stockholder protection.

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by providing, among other things, that the duties of the directors in unsolicited takeover situations do not require them to:

•       accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation;

•       authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders’ rights plan;

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited.   Maryland law provides that a director or officer has no liability in that capacity if the director performs the director’s duties in good faith, in a manner the director reasonably believes to be in the best interests of our stockholders and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of directors and officers, requires us to indemnify our directors and officers for actions taken by them in those capacities to the fullest extent permitted by Maryland law.

Our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change of control of our company which could discourage a takeover that could be in the best interests of our stockholders.   We have entered into employment agreements with the senior members of our management team that provide them with severance benefits if their employment ends under specified circumstances, including events involving a change in control of our company. In addition, in the event of a change in control, we would provide to other officers certain termination benefits. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or discourage a change of control of our company that might involve a premium price for shares of our common stock or could otherwise be viewed as in our stockholders’ best interest.

Risks Related to Our REIT Status

Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.   If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.   In order to remain a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely with the goal of maximizing profits.

In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property primarily held for sale to customers in the ordinary course of a business, other than foreclosure property. This 100% tax could impact our desire to sell properties at otherwise opportune times if we believe those sales could result in us being treated as engaging in a prohibited transaction.

Complying with REIT requirements may force us to borrow funds or sell properties on disadvantageous terms in order to make distributions to our stockholders and those distributions may represent a return of capital to investors.   As a REIT, we must distribute 90% of our REIT taxable income to our stockholders each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which specified distributions we pay, or are deemed to pay, with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years. From time to time, we may generate taxable income greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute 90% of our taxable income as required by the REIT rules or an amount sufficient to minimize our exposure to federal income tax and the nondeductible excise tax. Thus, we could be required to borrow funds, sell a portion of our properties at disadvantageous times or prices or find another alternative source of funds. These distributions could also represent a return of capital to investors. These alternatives could increase our costs or reduce our equity and reduce amounts we have available to invest.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.   The Internal Revenue Service may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of our REIT taxable income.

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

•       timing of acquisitions;

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

•       the extent and nature of our competition; and

•       other factors referenced in this report, including those set forth under the captions “—Risk Factors” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to the statements or any change in events, conditions or circumstances on which any such statements are based.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our Current Real Estate Investment Portfolio

As of December 31, 2006, our real estate investment portfolio represented 1,034 properties geographically diversified across 43 states. Of our portfolio of real estate investments, $2.8 billion (including related lease intangibles of $27.7 million), or 97%, represented 931 real estate properties we own, and $75.2 million, or 3%, represented mortgage, equipment and other loans receivable we hold. For the properties we own, we generally own fee simple title to the real estate. The properties are generally leased to a single tenant under a long-term, triple-net lease where the tenant is responsible for paying all property operating expenses, including insurance, real estate taxes and repairs and maintenance. Our mortgage loans receivable are generally secured by a first priority lien on the underlying real estate properties. We believe that, through our customers’ obligations to carry insurance, all of our properties are adequately covered by insurance. A substantial portion of our owned properties and mortgage loans were pledged as collateral under our secured debt obligations as of December 31, 2006.

Investment Diversification

Customer diversification.   Our properties are leased or financed to 145 customers operating in various industries. Our customers are generally established companies. As of December 31, 2006, our ten largest customers as a percentage of the total investment portfolio were: ShopKo Stores Operating Co., LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); National Envelope Corporation; Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; and CBH2O, LP, the operator of Camelback Ski Area and Camelbeach Waterpark in Pennsylvania. Together, these customers accounted for 46% of our total investment portfolio at December 31, 2006. ShopKo Stores Operating Co., LLC and Pamida Stores Operating Co., LLC are the two largest individual tenants representing a total of approximately 29% of our total investment portfolio at December 31, 2006. No other individual tenant represents more than 3% of our total investment portfolio.

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

Total Investments as of December 31, 2006

Property Diversification	Number of Properties	Total Dollar Amount of Investments(a)	Percent of Total Dollar Amount of Investments
	(Dollars in thousands)
General and discount retailer properties	178	$827,040	29%
Restaurants	569	630,709	22
Specialty retailer properties	36	271,205	10
Movie theaters	24	218,799	8
Industrial properties	26	181,776	6
Automotive dealers, parts and service facilities	76	163,839	6
Educational facilities	20	157,055	6
Recreational facilities	7	100,316	4
Distribution facilities	46	67,206	2
Supermarkets	19	62,785	2
Interstate travel plazas	4	37,535	1
Call centers	2	33,988	1
Health clubs/gyms	5	23,022	*
Medical office	1	21,020	*
Convenience stores/car washes	12	19,273	*
Drugstores	9	18,310	*
Total Investments	1,034	$2,833,878	100%

*                    Less than 1%.

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

Investments by State as of December 31, 2006

Location	Number of Properties	Total Dollar Amount of Investments(a)	Percent of Total Dollar Amount of Investments
	(Dollars in thousands)
Wisconsin	59	$341,851	12%
Texas	108	303,524	11
Illinois	74	151,768	5
Minnesota	52	141,086	5
Arizona	16	126,960	4
Michigan	40	125,544	4
California	13	108,184	4
Florida	59	106,934	4
Georgia	60	102,186	4
Pennsylvania	21	98,483	3
Massachusetts	6	95,185	3
Nebraska	11	77,960	3
Indiana	31	70,445	2
Ohio	40	63,419	2
Utah	14	61,942	2
North Carolina	24	61,355	2
Idaho	10	55,630	2
Alabama	36	52,852	2
Tennessee	58	50,659	2
Iowa	32	47,177	2
Washington	9	44,791	2
South Carolina	13	41,800	1
Missouri	26	41,242	1
Montana	9	41,195	1
South Dakota	9	40,224	1
Oklahoma	25	38,805	1
Virginia	20	35,770	1
Kentucky	22	34,223	1
Kansas	6	34,094	1
New York	16	32,637	1
Oregon	8	29,999	1
Colorado	10	28,939	1
Wyoming	18	25,029	*
Nevada	12	19,273	*
Mississippi	15	14,577	*
Louisiana	16	14,067	*
Maryland	14	13,566	*
North Dakota	3	12,471	*
New Jersey	2	12,280	*
Arkansas	6	11,080	*
West Virginia	5	9,002	*
New Mexico	4	8,581	*
Vermont	2	7,089	*
Total Investments	1,034	$2,833,878	100%

*                    Less than 1%.

(a)           The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

Lease Expirations

Substantially all of our owned properties are occupied and subject to leases. The weighted average remaining noncancelable lease term of our properties at December 31, 2006 was approximately 16 years. The following table shows a summary of the lease expirations. Our leases generally provide for one or more renewal options ranging from five to 20 years. The table assumes that the tenants do not exercise any renewal options.

Lease Expirations as of December 31, 2006

	Number of Properties	Total Dollar Amount of Real Estate Investments(a)	Percent of Total Dollar Amount of Real Estate Investments
	(Dollars in thousands)
2007	1	$621	*	%
2008	3	2,035	*
2009	2	1,240	*
2010	14	28,138	1
2011	20	14,151	*
2012	10	19,391	*
2013	14	16,218	*
2014	74	138,151	5
2015	18	27,672	1
2016	21	32,515	1
2017	59	99,393	4
2018	40	142,234	5
2019	78	223,347	8
2020	68	257,713	9
2021	174	321,570	12
2022-2028	335	1,434,316	52
Total	931	$2,758,705	100%

*                    Less than 1%.

(a)           The dollar amount of real estate investments includes the gross cost of land, buildings and lease intangibles related to properties owned.

Loan Maturities

The following table shows a summary of the scheduled principal maturities of our mortgage and other loans receivable as of December 31, 2006. The loans may be prepaid with penalties.

Loan Maturities as of December 31, 2006

	Principal Amount Maturing	Percent of Total Principal Amount Maturing
	(Dollars in thousands)
2007	$3,192	4%
2008	2,665	4
2009	1,670	2
2010	1,850	3
2011	2,191	3
2012-2016	21,276	29
2017-2021	29,588	40
2022-2026	6,365	8
2027-2030	5,339	7
	74,136	100%
Premium on mortgage loans receivable	1,037
	$75,173

Item 3.                        Legal Proceedings

We are not a party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “SFC.”  The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock. The closing stock price on December 31, 2006 was $12.47.

2006	High	Low
Fourth Quarter	$12.67	$11.22
Third Quarter	$11.73	$10.23
Second Quarter	$12.15	$10.61
First Quarter	$12.60	$11.11

2005
Fourth Quarter	$11.70	$10.20
Third Quarter	$12.05	$10.07
Second Quarter	$11.75	$10.03
First Quarter	$12.76	$10.60

Stockholder Information

As of February 23, 2007, there were 44 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

PERFORMANCE GRAPH

On December 16, 2004, Spirit Finance began trading on the NYSE under the symbol "SFC.” Prior to December 16, 2004, there was no public market for our securities. The initial offering price for the Company's common stock was $11.00 per common share. The graph below compares the cumulative total shareholder return (assuming reinvestment of dividends) of the Company's common shares with that of the S&P 500 Index, the Morgan Stanley REIT Index and a peer group of companies (the “Peer Group”) from December 16, 2004 through December 31, 2006. The chart assumes the investment of $100 at the Company's closing stock price of $12.40 per share on December 16, 2004 and the investment of $100 in the S&P 500 Index, the Morgan Stanley REIT Index and the Peer Group at the respective closing index prices on November 30, 2004, the closest month end prior to our initial public offering, and as required by the SEC, all values shown assume the reinvestment of all distributions, if any, and, in the case of the Peer Group, are weighted to reflect the market capitalization of the component companies.  The Peer Group consists of eight real estate investment trusts that invest in net lease real estate and includes American Financial Realty Trust, Capital Lease Funding, Inc., Entertainment Properties Trust, Getty Realty Corp., Gladstone Commercial Corporation, Lexington Realty Trust, National Retail Properties, Inc. and Realty Income Corp. The performance reflected in this graph is not necessarily indicative of future performance of our common shares.

	Company/Index
	Spirit Finance Corporation	S & P 500	Morgan Stanley REIT	Peer Group
Dec. 16/Nov. 30, 2004	100.00	100.00	100.00	100.00
December 31, 2004	102.02	103.40	104.89	102.33
January 31, 2005	95.97	100.88	95.87	96.06
February 28, 2005	89.35	103.01	98.67	95.88
March 31, 2005	87.58	101.18	97.09	95.09
April 30, 2005	85.00	99.26	102.86	99.34
May 31, 2005	90.34	102.42	106.22	101.31
June 30, 2005	96.49	102.57	111.55	104.63
July 31, 2005	98.16	106.38	119.54	104.43
August 31, 2005	88.98	105.41	114.95	101.41
September 30, 2005	93.90	106.26	115.61	102.50
October 31, 2005	95.33	104.49	112.85	94.83
November 30, 2005	97.71	108.44	117.74	96.65
December 31, 2005	96.44	108.48	117.62	95.25
January 31, 2006	104.18	111.36	126.65	102.29
February 28, 2006	104.26	111.66	129.03	99.91
March 31, 2006	105.56	113.05	135.44	102.14
April 30, 2006	102.22	114.57	130.41	99.06
May 31, 2006	102.66	111.27	126.65	93.66
June 30, 2006	99.22	111.42	133.47	97.00
July 31, 2006	99.63	112.11	138.25	101.03
August 31, 2006	101.87	114.77	143.51	107.71
September 30, 2006	104.21	117.73	146.31	107.55
October 31, 2006	108.89	121.57	155.47	114.56
November 30, 2006	111.63	123.88	162.83	119.13
December 31, 2006	114.01	125.62	159.87	118.84

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

Distribution Information

Distributions declared during 2006 and 2005 are summarized as follows:

		Dividends Declared Per Common Share
Declaration Date	Payment Date	Taxable Dividend(a)	Return of Capital(b)	Total
2006
December 19, 2006	January 25, 2007	(c)	(c)	$0.22
September 25, 2006	October 25, 2006	$0.21	$—	0.21
June 26, 2006	July 25, 2006	0.21	—	0.21
March 27, 2006	April 25, 2006	0.21	—	0.21
				$0.85
2005
December 27, 2005	January 25, 2006	$0.21	$—	$0.21
September 26, 2005	October 25, 2005	0.11	0.08	0.19
June 27, 2005	July 25, 2005	0.11	0.08	0.19
March 25, 2005	April 25, 2005	0.11	0.08	0.19
				$0.78

(a)           Dividends are taxable in the year paid by the Company.

(b)          To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated as a tax free return of capital.

(c)           Treatment as taxable dividend or return of capital will be determined in connection with 2007 activity.

We intend to continue to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income so as to minimize our exposure to corporate level income tax and excise tax on our earnings and to qualify for the tax benefits accorded to REITs under the Internal Revenue Code. Dividends are expected to be paid from cash flow from operations, although we may also borrow funds to make distributions. The distributions, if any, will be authorized and paid as determined at the discretion of our board of directors and will be subject to our financial condition and our actual results of operations, which are dependent on our receipt of payments from our leases and loans with respect to our properties. If our operations are not successful, we may not be able to make distributions in the future.

Item 6.                        Selected Financial Data

The following table presents selected consolidated financial and operating data for Spirit Finance Corporation for the years ended December 31, 2006, 2005, 2004 and for the period from inception (August 14, 2003) to December 31, 2003 and should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				Date of Inception
				(August 14, 2003)
	Years Ended December 31,			to December 31,
	2006(a)	2005(a)	2004(a)	2003(b)
	(Dollars in thousands, except per share data)
Operations Data:
Total revenues	$188,556	$82,629	$24,813	$286
Expenses:
General and administrative	17,115	12,727	7,122	1,405
Depreciation and amortization	43,624	19,619	4,393	4
Interest	84,883	25,767	4,916	35
Total expenses	145,622	58,113	16,431	1,444
Income (loss) from continuing operations	42,934	24,516	8,382	(1,158)
Discontinued operations:
Income from discontinued operations	2,916	2,531	602	—
Net gains (losses) on sales of real estate	6,510	772	(12)	—
Total discontinued operations	9,426	3,303	590	—
Net income (loss)	$52,360	$27,819	$8,972	$(1,158)
Income (loss) per common share:
Basic:
Continuing operations	$0.48	$0.36	$0.22	$(0.22)
Discontinued operations	0.11	0.05	0.02	—
Net income	$0.59	$0.41	$0.24	$(0.22)
Diluted:
Continuing operations	$0.48	$0.36	$0.22	$(0.22)
Discontinued operations	0.10	0.05	0.02	—
Net income	$0.58	$0.41	$0.24	$(0.22)
Weighted average outstanding common shares:
Basic	89,336,654	67,240,350	37,522,747	5,160,524
Diluted	89,634,236	67,462,750	37,688,074	5,160,524
Cash dividends declared per common share(c)	$0.85	$0.78	$0.44	$—
Balance Sheet Data:
Gross investments including related lease intangibles	$2,833,878	$1,487,460	$667,927	$78,297
Total assets	2,856,590	1,513,425	782,227	277,875
Total debt obligations	1,799,374	894,784	178,854	—
Stockholders’ equity	994,025	592,793	587,703	276,902
Other Data:
Number of real estate investments owned or financed	1,034	684	374	71
Cash flows from operating activities	$99,018	$54,292	$17,442	$(169)
Funds from operations(d)	90,254	47,394	13,574	(1,158)
Total debt to total assets ratio	63%	59%	23%	—

(a)              Periodically, Spirit Finance may sell real estate properties. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the consolidated statements of operations. As a result of this reporting requirement, each time a property is sold, the operations of such property previously reported as part of “income from continuing operations” are reclassified into discontinued operations. This presentation has no impact on net income or cash flows.

(b)             Operations for this period related primarily to organization and start-up activities prior to the closing of our December 2003 private offering.

(c)              All dividend record dates in 2004 were prior to our initial public offering.

(d)             Funds from operations (“FFO”) is a non-GAAP financial measure. For a definition of FFO and a reconciliation from net income prepared in accordance with U.S. generally accepted accounting principles, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Reconciliation of Non-GAAP Financial Measures.”

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is more clearly understood when read in conjunction with the accompanying consolidated financial statements and related notes thereto included in Item 8. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial conditions for any future periods.

Overview

Spirit Finance Corporation is a self-managed and self-advised real estate investment trust (“REIT”) formed as a Maryland corporation in 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities that are vital to the generation of our customers’ sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete product solution to our customers. Since we began purchasing real estate assets in December 2003, we have completed nearly $3.0 billion in real estate acquisitions and mortgage loan investments. Our common stock is listed on the New York Stock Exchange under the ticker symbol “SFC.”

As of December 31, 2006, our investment portfolio of real estate properties and loans totaled over $2.8 billion and represented 1,034 owned or financed properties geographically diversified across 43 states. Only two states, Wisconsin (12%) and Texas (11%), accounted for 10% or more of the total dollar value of our real estate and loan portfolio. Of our total investment portfolio as of December 31, 2006, $2.8 billion, or 97%, represented the gross cost of real estate and related lease intangibles that we own and $75.2 million, or 3%, represented mortgage and other loans receivable. Our properties are leased or financed to 145 customers operating in various industries. The three largest industries in which our customers operated at December 31, 2006, as a percentage of our total investment portfolio, were the general and discount retail industry (29%), the restaurant industry (22%) and the specialty retail industry (10%). As of December 31, 2006, our 10 largest customers as a percentage of the total investment portfolio were: ShopKo Stores Operating Co., LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); National Envelope Corporation; Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; and CBH2O, LP, the operator of Camelback Ski Area and Camelbeach Waterpark in Pennsylvania. Together, these customers accounted for 46% of our total investment portfolio at December 31, 2006. ShopKo Stores Operating Co., LLC is the largest individual tenant at 26% of the portfolio. No other individual tenant represents more than 4% of the total investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers and from interest income on our portfolio of loans receivable. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings. The cash we generate from our long-term leases is expected to increase over the term of the leases because they generally contain rent escalation provisions; however, the amount of any future rent increases is variable and unpredictable since the majority of our escalation provisions are indexed to future changes in the Consumer Price Index (“CPI”). We finance our real estate properties with long-term, fixed-rate debt which provide for a fixed monthly debt payment. As of December 31, 2006, 83% of our investment portfolio was match-funded with long-term, fixed-rate debt. As a result, we expect to realize a growing stream of net cash flows over the term of the leases.

We expect to grow through continuing our business strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions. Our ability to realize our plan of continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions to meet our targeted yields. The current environment for net lease real estate acquisitions continues to be highly competitive, with substantial amounts of capital competing for the same real estate investments, which has lead to an increase in the valuation of real estate investments. This competitive environment could limit both the dollar volume of properties we acquire and the yield on those acquisitions. We continue to maintain our strict underwriting and review of the underlying property fundamentals and we may delay or decline opportunities if we feel the financial returns do not warrant the capital risk. In addition, the timing of completing property acquisitions, which is dependent on the completion of due diligence and other factors that may not be under our control, may vary significantly from quarter to quarter. In response to these challenges, we are committed to seeking numerous potential investment opportunities through our full-time acquisitions staff and through our other sourcing relationships. We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products to our customers.

Liquidity and Capital Resources

Our real estate investments have been generally acquired using a combination of cash and borrowings under our secured credit facilities or mortgage notes payable. As of December 31, 2006, we had a maximum aggregate borrowing capacity of $400 million under our secured credit facility. We intend to fund future real estate investments initially with borrowings on our secured credit facility and then implement our long-term financing strategies by raising funds through the issuance of debt and additional equity securities.

During 2006, we acquired or financed 398 single tenant commercial real estate properties through various transactions totaling over $1.4 billion using a combination of proceeds from new borrowings and additional issuances of equity securities. Our acquisitions for 2006 included 178 real estate properties acquired from SKO Group Holding Corp. (“SKO”) through the purchase of ShopKo Stores, Inc. for $815.3 million, excluding transaction expenses. This acquisition was partially funded with $611.5 million in long-term mortgage notes and the remainder of the purchase price was funded with existing cash and borrowings available under our secured credit facilities. During 2006, we also used net cash proceeds totaling $73.3 million from the sales of 46 real estate properties to acquire new properties. At December 31, 2006, we had commitments totaling $55.8 million related to future property purchases and future improvements on properties we currently own. In addition, since the end of 2005, we have consistently maintained a pipeline of potential investments under review of greater than $2 billion. We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information, or we or our advisors are in current and active negotiations. Investments under review are generally subject to significant change, and the timing of completing any such transactions may vary significantly from quarter to quarter. After further due diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue, and there is no assurance that we will ultimately complete any of the real estate acquisitions. We continue to maintain disciplined underwriting criteria for new investments while also closely monitoring the ongoing credit quality of our existing investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with scheduled increases, contingent increases based on future changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales. At December 31, 2006, our weighted average noncancelable remaining initial lease term was approximately 16 years, and our leases generally provide for one or more renewal options. Less than 2% of the leases in our real estate investment portfolio at December 31, 2006 will expire prior to 2012. Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance. Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital or operating expenditures on our properties.

Although we do not expect to make significant investments in mortgages and other loans, we may selectively originate or acquire such loans as opportunities arise in the market. Our real estate mortgage and other loans receivable, totaling $75.2 million at December 31, 2006, generally require that our customers make monthly payments of principal and interest with balloon payments totaling $13.5 million due in 2021. The mortgage loans receivable are secured by single tenant, operationally essential real estate. Our other loans receivable are primarily secured by equipment used in the operation of certain real estate properties we own. We may also offer other financing products where we can improve our investment returns or competitiveness.

Our operating expenses include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating expenses. Noncash items include straight-line rental revenue, depreciation expense on the buildings and improvements in our real estate portfolio, stock-based compensation (included in general and administrative expenses), deferred financing costs and the amortization of the net losses on our settled interest rate swaps (included in interest expense). After payment of expenses, our cash flow from operating activities totaled $99.0 million for 2006 as compared to $54.3 million in 2005 and $17.4 million for 2004. Cash flows from operating activities have increased primarily due to the increases in net income and the non-cash adjustment for depreciation and amortization expense, which are reflective of the growth in our investment portfolio.

We intend to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to minimize our exposure to corporate level federal income tax and excise tax on our earnings. The distributions we pay may include a return of capital. During 2006, we declared dividends of $0.85 per share or $82.5 million as compared to $0.78 per share or $52.8 million during 2005 and $0.44 per share or $16.5 million during 2004. Dividends paid during 2006 (including those dividends declared in 2005 and paid in 2006) totaled $73.1 million. Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions. Our ability to pay distributions will depend on, among other things, our actual results of operations, which depend primarily on our receipt of payments from our leases and loans with respect to our real estate investments.

In order to continue to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt and equity funding beyond our currently committed external sources of liquidity. During 2006, we completed three public offerings under our existing shelf registration statement on file with the Securities and Exchange Commission (“SEC”) aggregating approximately 39.5 million shares of common stock which raised aggregate proceeds of approximately $427.7 million, after deducting the underwriters’ discounts and offering expenses. We used a portion of the proceeds to pay down outstanding balances under our secured credit facilities. The remaining proceeds were used to provide funds for real estate acquisitions.

We generally use our revolving secured credit facilities to partially fund the initial purchase of real estate pending the issuance of long-term, fixed-rate debt. As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements. As of December 31, 2006, Spirit Finance had three outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $190.0 million. These derivative instruments were designated to hedge the variability of cash flows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance totaling at least $199.5 million expected to be issued in early 2007.

In November 2006, we allowed our $200 million revolving secured credit facility to expire in accordance with its terms. When our other $300 million revolving secured credit facility expired in October 2006, it was replaced with a new $400 million revolving secured credit facility with the same bank. As of December 31, 2006, $128.5 million was outstanding under this facility. The facility is structured as a master loan repurchase agreement and our borrowings under the facility are secured by the underlying real estate properties we pledge (we can borrow up to 60% of the value of the properties) and may also be secured by our equity ownership interests in certain of our consolidated special purpose subsidiaries. Borrowings under the facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings. At December 31, 2006, the one-month LIBOR was 5.32%.

In March 2006, we issued, through a private placement, $301.8 million aggregate principal amount of 5.76% amortizing net-lease mortgage notes with a balloon payment due at maturity in 2021. We used a portion of the proceeds to repay balances outstanding under our secured credit facilities. The remaining proceeds were used to provide funds for real estate acquisitions. This was the second issuance under our master funding debt structure which was created in 2005; the first series of notes totaling $441.3 million was issued in July 2005. At December 31, 2006, the aggregate balance of the net-lease mortgage notes totaled $727.8 million and was secured by a collateral pool in excess of $1 billion in real estate assets. The notes may be prepaid at any time, subject to a yield maintenance prepayment premium. The notes also permit the substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, the note structure allows for the contribution of additional properties to the collateral pool and the issuance of additional series of notes secured by the increased collateral pool.

In conjunction with the March 2006 issuance of the net-lease mortgage notes, we settled three forward-starting interest rate swap agreements for an aggregate cash receipt from the swap counterparties of $5.8 million because long-term rates had risen since the inception of the hedges. Accordingly, this amount is being amortized to earnings, using the effective interest method, as a decrease in interest expense over a period of 15 years.

During 2006, we entered into new long-term financing arrangements totaling over $700 million in conjunction with four real estate acquisition transactions. At December 31, 2006, the total carrying amount of our fixed-rate debt, including the net-lease mortgage notes described above, was $1.7 billion. Real estate investments with an aggregate investment value of $2.4 billion were pledged as collateral for our fixed-rate debt.

Over the long term, we expect lease rates on new leases to fluctuate commensurate with changes in long-term interest rates. However, we may experience periods where long-term interest rates on future borrowings rise faster than lease rates on our existing portfolio of real estate investments, which may reduce our cash flow. Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities. At December 31, 2006, 83% of our investment portfolio was match-funded with long-term debt as compared to 66% and 36% at December 31, 2005 and 2004, respectively.

We are subject to various customary operating and financial covenants under our mortgage notes payable and our secured credit facility. The mortgage notes payable and our secured credit facility include a limitation on our ability to incur additional indebtedness on the underlying secured real estate. Our secured credit facility also includes, among other requirements, a minimum liquidity requirement of $15 million, a maximum total debt to tangible net worth ratio of 4:1, a maximum ratio of total debt to total assets of 75% and a minimum tangible net worth requirement of $573.6 million. As of December 31, 2006, we were in compliance with all of our debt covenants and requirements.

In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facility will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio. On a long-term basis, we intend to use a combination of debt and equity financing methods to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio, defined as the ratio of our total debt to total assets, of approximately 65%. However, we may exceed this target from time to time. At December 31, 2006, our leverage ratio was 63%. We intend to obtain additional unsecured and/or secured financing through various sources including banks, institutional investors and other lenders. We may also obtain lines of credit, bridge loans, warehouse facilities and other debt arrangements or may incur debt in the form of publicly or privately placed debt instruments. We intend to use substantially all of our properties to secure our borrowings under our various debt financings. Our ability to achieve continuous real estate investment growth will also depend on our ability to raise additional equity capital.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table outlines the timing of payment requirements related to our off-balance sheet and contractual obligations as of December 31, 2006. The contractual obligations relating to mortgages and notes payable listed in the table below are included in the Consolidated Balance Sheet at December 31, 2006.

	Total	2007	2008 - 2009	2010 - 2011	2012 and Thereafter
	(Dollars in thousands)
Mortgages and notes payable	$1,668,657	$34,110	$54,140	$105,549	$1,474,858
Operating lease obligations	30,751	1,446	3,036	2,934	23,335
Total	$1,699,408	$35,556	$57,176	$108,483	$1,498,193

At December 31, 2006, we had commitments totaling $55.8 million related to future property purchases and future improvements on properties we currently own. The commitment amount does not include $14.4 million related to improvements on properties we own which had been completed but not yet paid as of December 31, 2006; these amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The agreements related to property purchases are subject to our normal due diligence process and are expected to be completed in early 2007. These acquisitions, once completed, are expected to result in an increase in our rental revenues. The future improvements include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced. In accordance with the underlying lease agreements, these improvements, the majority of which are anticipated to be completed during 2007, will result in increases in related contractual rent. These commitments are not included in the table above because they are not contracts to purchase goods or services. We are also contingently liable for $5.7 million of debt of one of our tenants for which we have been indemnified by that tenant for any payments we may be required to make on the debt.

Results of Operations

We commenced operations on August 14, 2003 and have realized significant growth in revenues and net income per share due to the substantial growth in our real estate investment portfolio. Since we began purchasing real estate assets in December 2003, we have completed nearly $3.0 billion in real estate acquisitions and mortgage loan investments, of which over $1.4 billion was completed during 2006. The increase in net income, as summarized in the following table, is reflective of the growth in our rental revenues as a result of the increase in the size of our investment portfolio and increased gains on the sales of real estate as discussed below.

	Years Ended December 31,
	2006	2005	2004
Net income (in millions)	$52.4	$27.8	$9.0
Net income per diluted common share	$0.58	$0.41	$0.24
Weighted average outstanding common shares—diluted (in millions)	89.6	67.5	37.7

The increase in the number of weighted average shares outstanding between 2006 and 2005 is primarily the result of common stock offerings during 2006 of approximately 39.5 million common shares. The increase in the number of weighted average shares outstanding between 2005 and 2004 is primarily the result of our December 2004 initial public offering of 30 million common shares.

Periodically, we may sell real estate properties we own. We consider these occasional sales of real estate properties to be an integral part of our long-term business strategy in acquiring a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties. In addition, we consider the combined effect of income from continuing operations and discontinued operations in our evaluation of our ability to pay dividends. Each time properties are sold, current accounting principles require that gains and losses from any such dispositions and all operations from the properties previously reported as part of “income from continuing operations” be reclassified to “discontinued operations.” This reclassification has no impact on net income or cash flows.

We sold 46 properties during 2006, 43 properties during 2005 and four properties during 2004. Income from continuing operations and discontinued operations and the related per share amounts associated with all properties sold are presented in the table below (dollars in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Income from continuing operations	$42,934	$24,516	$8,382
Discontinued operations:
Income from discontinued operations	2,916	2,531	602
Net gains (losses) on sales of real estate	6,510	772	(12)
Total discontinued operations	9,426	3,303	590
Net income	$52,360	$27,819	$8,972
Income per diluted common share:
Continuing operations	$0.48	$0.36	$0.22
Discontinued operations	0.10	0.05	0.02
Net income	$0.58	$0.41	$0.24

The following discussion for the years ended December 31, 2006, 2005 and 2004 includes the results of both continuing and discontinued operations as summarized in the following table (dollars in thousands):

	Continuing Operations			Discontinued Operations			Total Operations
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenues	$188,556	$82,629	$24,813	$3,435	$3,861	$1,415	$191,991	$86,490	$26,228
General and administrative expenses	17,115	12,727	7,122	69	97	11	17,184	12,824	7,133
Depreciation and amortization	43,624	19,619	4,393	449	858	260	44,073	20,477	4,653
Interest	84,883	25,767	4,916	1	375	542	84,884	26,142	5,458

Revenues

Total revenues increased to $192.0 million in 2006 from $86.5 million in 2005 which was up from $26.2 million in 2004. The increase in revenues during 2006 and 2005 is the result of the growth in our investment portfolio primarily due to property acquisitions made over the past few years.

Approximately 95% of the revenues we generated in 2006 were rental revenues from real estate properties we own and lease to our customers. At December 31, 2006, substantially all of our properties were occupied and current in their monthly lease and loan payments. On May 31, 2006, we acquired 178 real estate properties from SKO and leased them to two subsidiaries of SKO under long-term, triple-net master lease agreements. Rental revenues under these agreements totaled 23% of our total revenues during 2006. Of the properties purchased, 112 properties are operated as general merchandise retail locations under the ShopKo name in mid-sized to larger cities across the Midwest, Rocky Mountain and Pacific Northwest states, and represented approximately 26% of our total assets at December 31, 2006. The remaining 66 properties are operated under the Pamida name in small, rural communities in Midwest, North Central and Rocky Mountain states, and represented approximately 3% of our total assets. No other individual tenant represented more than 5% of total revenues during 2006. In comparison, during 2005, no single tenant represented more than 6% of total revenues. During 2004, approximately 14% of total revenues were derived under a single master lease agreement with one customer.

Rental revenues have increased in relation to the growth in our investment portfolio. Rental revenues, including rental revenues reclassified as discontinued operations, and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Rental revenues, excluding the adjustment for straight-line rent	$179,979	$78,921	$20,216
Straight-line rent, net	1,544	1,155	295
Total rental revenues	$181,523	$80,076	$20,511
Weighted average real estate investments	$2,065,834	$918,004	$225,195

During 2006, interest income on mortgage and other loans receivable totaled $6.2 million as compared to $4.3 million and $3.8 million for 2005 and 2004, respectively. The increase in interest income in 2006 over 2005 was primarily the result of the origination of approximately $25 million of new loans in 2006. Interest and other income is primarily generated from temporary investments pending investment in real estate or pending the payment of dividends.

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs, and office and other expenses. As our investment portfolio grows, our general and administrative expenses are expected to increase; however, general and administrative expenses calculated as a percent of average gross investments are expected to continue to decline as we continue to manage our expense base and benefit from our scalable, cost-effective operation. The ratio of general and administrative expenses to average gross investments was 0.8% in 2006, 1.2% in 2005 and 1.9% in 2004. Employee-related expenses increased over the past two years primarily as a result of our real estate investment activity as we increased our work force from 25 employees at December 31, 2004 to 37 at December 31, 2005 and 42 at December 31, 2006 to support our larger real estate investment portfolio. The large increase in the number of properties in our portfolio has also resulted in increased portfolio servicing costs and higher general insurance costs, which costs will continue to grow proportionately with the growth in our investment portfolio.

Depreciation and amortization expense relates primarily to real estate buildings and improvements and related lease intangibles. Depreciation and amortization expense was $44.1 million in 2006 as compared to $20.5 million in 2005 and $4.7 million in 2004. The increases between years were the result of the addition of properties to our real estate investment portfolio. Depreciation and amortization expense are expected to increase in future periods as we continue to make investments in real estate.

The increase in interest expense during 2006 and 2005 is primarily attributable to higher weighted average outstanding debt resulting from new borrowings used to grow our investment portfolio. The following table summarizes our interest expense and related borrowings (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest expense	$79,289	$22,587	$4,665
Amortization of deferred financing costs and net losses on settled interest rate swaps and debt insurer premium expense	5,595	3,555	793
Total interest expense	$84,884	$26,142	$5,458
Weighted average debt outstanding	$1,349,317	$414,100	$93,507

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

A reconciliation of net income calculated in accordance with GAAP to FFO is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Net income	$52,360	$27,819	$8,972
Portfolio depreciation and amortization expense:
Continuing operations	43,453	19,489	4,330
Discontinued operations	449	858	260
Net (gains) losses on sales of real estate(a)	(6,008)	(772)	12
FFO(b)	$90,254	$47,394	$13,574

(a)           Excludes the gain on sale related to development properties during 2006 totaling $502,000, net of tax.

(b)          FFO includes the adjustment between scheduled rents and rental revenue recognized on a straight-line basis totaling $1.5 million, $1.2 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Revenue recognition—We lease real estate to our customers under long-term net leases that are classified as operating leases. Our leases generally provide for rent escalation provisions throughout the lease term. Some leases provide for scheduled, contractual rent escalations. For these leases, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that we will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease.

Our leases may also provide for contingent rent based on a percentage of the lessee’s gross sales or contingent rent indexed to future increases in the CPI. For contingent rentals that are based on a percentage of the lessee’s gross sales, we recognize contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs. Leases that have contingent rent escalations indexed to future increases in the CPI may adjust over a one-year period or over multiple-year periods. Generally, these lease escalators increase rent at the lesser of (a) a multiplier of 1 to 1.25 times the increase in the CPI or (b) a fixed amount or percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, our inability to determine the extent to which any specific future change in the CPI is probable at each lease adjustment date during the entire term of our leases and our view that the multiplier does not represent a significant leverage factor, rental revenues for lease escalations are recognized only after the changes in the index have occurred.

We will suspend revenue recognition if the collectibility of amounts due on a lease are not reasonably assured or in the event a lessee’s monthly lease payments become more than 60 days past due, whichever is earlier.

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

Accounting Developments

See the “New Accounting Pronouncements” section of Note 1 to the Consolidated Financial Statements.

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

In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through December 31, 2006, we have not experienced any significant credit losses. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

Our interest rate risk management policy seeks to limit the effects of changes in interest rates on our operations. One objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As part of this strategy, we have used and may continue to use derivative contracts, such as forward-starting interest rate swaps, to manage our interest rate risk. We do not enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks, as such hedging transactions may generate income which is not qualified income for purposes of maintaining our REIT status. Our hedging strategy is monitored by the audit committee of our board of directors.

At December 31, 2006, our fixed-rate debt totaled $1.7 billion as compared to $664.9 million at December 31, 2005. Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of the fixed-rate debt exceeded its carrying amount at December 31, 2006 by approximately $4.6 million. Our mortgage loans receivable are also fixed-rate instruments. At December 31, 2006, our mortgage loans receivable (excluding equipment and other loans) totaled $58.0 million as compared to $55.6 million at December 31, 2005. Using a discounted cash flow analysis, the estimated fair value of our fixed-rate mortgage loans receivable exceeded the carrying amount by approximately $900,000 at December 31, 2006. It is our intent to hold our fixed-rate mortgage loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented. During 2006, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR, was $50.9 million. Excluding amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 6.8%. During 2006, one-month LIBOR increased approximately 93 basis points. Had the weighted average interest rate been 100 basis points higher (lower) during 2006, our 2006 net income would have been reduced (increased) by approximately $516,000. This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during 2006 and assumes no other changes in our capital structure.

At December 31, 2005, Spirit Finance had three outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $225 million. In March 2006, the anticipated long-term debt was issued, and the interest rate swaps were settled for an aggregate cash receipt from the swap counterparties because long-term rates had risen since the inception of the swaps. The fair value of the interest rate swaps at the time of settlement, totaling $5.8 million, was recorded in accumulated other comprehensive income and is being amortized to earnings as a decrease in interest expense over a period of 15 years.

As of December 31, 2006, Spirit Finance was a party to three outstanding forward-starting interest rate swaps with an aggregate notional amount of $190.0 million. These instruments were designed to hedge the variability of cash outflows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance totaling at least $199.5 million expected to be issued in early 2007. The counterparty for each swap is a major financial institution that has a credit rating of at least “A-” from a nationally recognized rating agency. As the hedging relationships are expected to be highly effective at achieving offsetting changes in future cash outflows, these interest rate swaps are accounted for as cash flow hedges. The fair value of these interest rate swaps was a net unrealized loss of $4.4 million at December 31, 2006. Had market interest rates been 100 basis points lower at December 31, 2006, the net unrealized loss would have been approximately $22.1 million; had market interest rates been 100 basis points higher at December 31, 2006, the fair value of the interest rate swap would have resulted in a net unrealized gain of approximately $11.3 million. For interest rate swaps entered into prior to August 1, 2006, hedge effectiveness is assessed and measured using the hypothetical derivative method. For interest rate swaps entered into after August 1, 2006, hedge effectiveness is assessed using a regression analysis and measured using the hypothetical derivative method.

Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged item is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged item is based. To manage the risk of nonperformance by counterparties, our interest rate risk management policy requires that we deal only with major financial institutions that have credit ratings no lower than “A-” from a nationally recognized rating agency.

Item 8.                        Financial Statements and Supplementary Data

Spirit Finance Corporation
Consolidated Financial Statements
December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spirit Finance Corporation

We have audited the accompanying consolidated balance sheets of Spirit Finance Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit Finance Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spirit Finance Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2007

Spirit Finance Corporation
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2006	December 31, 2005
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$1,042,368	$524,196
Buildings and improvements	1,688,630	881,386
Total real estate investments	2,730,998	1,405,582
Less: Accumulated depreciation	(63,871)	(22,729)
	2,667,127	1,382,853
Loans receivable	75,173	59,008
Net investments	2,742,300	1,441,861
Cash and cash equivalents	52,317	30,536
Lease intangibles, net	24,313	21,395
Deferred costs and other assets, net	37,660	19,633
Total assets	$2,856,590	$1,513,425
Liabilities and stockholders’ equity
Liabilities:
Secured credit facilities	$128,535	$229,855
Mortgages and notes payable	1,670,839	664,929
Accounts payable, accrued expenses and other liabilities	39,538	11,639
Dividends payable	23,653	14,209
Total liabilities	1,862,565	920,632
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 107,515,866 (2006) and 67,663,071 (2005) shares issued and outstanding	1,075	677
Capital in excess of par value	1,069,217	640,289
Accumulated distributions in excess of net income	(63,787)	(33,607)
Accumulated other comprehensive loss	(12,480)	(14,566)
Total stockholders’ equity	994,025	592,793
Total liabilities and stockholders’ equity	$2,856,590	$1,513,425

See accompanying notes.

Spirit Finance Corporation
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rentals	$178,088	$76,215	$19,096
Interest income on loans receivable	6,225	4,276	3,775
Interest and other income	4,243	2,138	1,942
Total revenues	188,556	82,629	24,813
Expenses:
General and administrative	17,115	12,727	7,122
Depreciation and amortization	43,624	19,619	4,393
Interest	84,883	25,767	4,916
Total expenses	145,622	58,113	16,431
Income from continuing operations	42,934	24,516	8,382
Discontinued operations:
Income from discontinued operations	2,916	2,531	602
Net gains (losses) on sales of real estate	6,510	772	(12)
Total discontinued operations	9,426	3,303	590
Net income	$52,360	$27,819	$8,972
Income per common share:
Basic:
Continuing operations	$0.48	$0.36	$0.22
Discontinued operations	0.11	0.05	0.02
Net income	$0.59	$0.41	$0.24
Diluted:
Continuing operations	$0.48	$0.36	$0.22
Discontinued operations	0.10	0.05	0.02
Net income	$0.58	$0.41	$0.24
Weighted average outstanding common shares:
Basic	89,336,654	67,240,350	37,522,747
Diluted	89,634,236	67,462,750	37,688,074

See accompanying notes.

Spirit Finance Corporation
Consolidated Statements of Stockholders’ Equity
(dollars in thousands, except per share data)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2003	31,327,612	$313	$277,746	$(1,158)	$1	$276,902
Comprehensive income:
Net income				8,972		8,972
Unrealized loss on cash flow hedge					(3,582)	(3,582)
Reclassification of realized gain on investment available for sale to earnings					(1)	(1)
Total comprehensive income						5,389
Issuances of common stock, net	32,086,957	321	320,487			320,808
Dividends declared on common stock ($0.44 per share)				(16,464)		(16,464)
Restricted stock activity, net	92,250	1	1,067			1,068
Balances at December 31, 2004	63,506,819	635	599,300	(8,650)	(3,582)	587,703
Comprehensive income:
Net income				27,819		27,819
Change in net unrealized losses on cash flow hedges					(11,454)	(11,454)
Cash flow hedge losses reclassified to earnings					470	470
Total comprehensive income						16,835
Issuances of common stock, net	3,913,043	39	40,028			40,067
Dividends declared on common stock ($0.78 per share)				(52,776)		(52,776)
Exercise of stock options	5,000	—	50			50
Restricted stock activity, net	238,209	3	911			914
Balances at December 31, 2005	67,663,071	677	640,289	(33,607)	(14,566)	592,793
Comprehensive income:
Net income				52,360		52,360
Change in net unrealized losses on cash flow hedges					1,493	1,493
Net cash flow hedge losses reclassified to earnings					593	593
Total comprehensive income						54,446
Issuances of common stock, net	39,475,000	395	427,292			427,687
Dividends declared on common stock ($0.85 per share)				(82,540)		(82,540)
Exercise of stock options	6,000	—	60			60
Restricted stock activity, net	371,795	3	1,576			1,579
Balances at December 31, 2006	107,515,866	$1,075	$1,069,217	$(63,787)	$(12,480)	$994,025

See accompanying notes.

Spirit Finance Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$52,360	$27,819	$8,972
Adjustments to net income:
Depreciation and amortization	44,073	20,477	4,653
Stock-based compensation	1,576	911	1,067
Amortization of deferred financing costs	2,820	2,350	765
Amortization of net interest rate swap hedge losses	593	470	—
Net (gains) losses on sales of real estate	(6,510)	(772)	12
Other noncash items	569	285	19
Changes in operating assets and liabilities:
Deferred costs and other assets	(3,434)	(2,856)	(2,061)
Accounts payable, accrued expenses and other liabilities	6,971	5,608	4,015
Net cash provided by operating activities	99,018	54,292	17,442
Cash flows from investing activities
Acquisitions of real estate	(1,374,771)	(802,580)	(412,135)
Investment in loans receivable	(21,782)	(18,645)	(450)
Proceeds from sales of real estate	73,339	57,365	6,031
Collections of principal on loans receivable	8,654	429	301
Net cash used in investing activities	(1,314,560)	(763,431)	(406,253)
Cash flows from financing activities
Borrowings under secured credit facilities	341,181	579,761	229,171
Repayments under secured credit facilities	(442,501)	(349,906)	(229,171)
Borrowings under mortgages and notes payable	1,015,441	575,300	—
Repayments under mortgages and notes payable	(18,615)	(144,767)	(4,339)
Deferred financing costs paid	(6,921)	(12,782)	(3,253)
Payments received (made) on interest rate swaps	5,825	(14,984)	—
Proceeds from issuances of common stock, net	427,687	40,067	320,808
Proceeds from exercise of stock options	60	50	—
Dividends paid on common stock	(73,096)	(45,677)	(9,354)
Transfers to restricted cash and escrow deposits	(11,738)	(612)	(915)
Net cash provided by financing activities	1,237,323	626,450	302,947
Net increase (decrease) in cash and cash equivalents	21,781	(82,689)	(85,864)
Cash and cash equivalents, beginning of year	30,536	113,225	199,089
Cash and cash equivalents, end of year	$52,317	$30,536	$113,225

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

Spirit Finance was formed primarily to acquire single tenant, operationally essential real estate leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Operationally essential real estate includes land and buildings that are vital to the generation of a company’s sales and profits. Spirit Finance may also selectively originate and acquire long-term commercial mortgage loans or equipment loans that are integral to its strategy of providing a complete solution of products to its customers, and the Company may also make a limited amount of corporate loans to its customers. Spirit Finance’s objective is to acquire or finance the real estate of companies that provide goods and services to consumers through retail, distribution and service locations throughout the United States, such as general and discount retailer properties, restaurants, specialty retailer properties, movie theaters, industrial properties, automotive dealers, parts and service facilities, educational facilities, recreational facilities, distribution facilities, supermarkets, interstate travel plazas and other similar businesses.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly owned subsidiaries, Spirit Management Company (“Spirit Management”), Spirit Finance Acquisitions, LLC (“Spirit Acquisitions”) and numerous wholly-owned special purpose entities as described below. Spirit Acquisitions was formed primarily to hold real estate assets. Spirit Management was formed as a taxable REIT subsidiary in order to have the operational flexibility to engage in non-REIT activities that may include short-term gains from opportunistic real estate sales of development properties, advisory and management fee income, and other sources of revenue not suitable for a REIT. Because Spirit Management is a taxable REIT subsidiary, Spirit Management’s net income, if any, is taxed at regular corporate rates.

Spirit Finance formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company’s secured credit facilities (see Note 4). As a result, substantially all of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At December 31, 2006 and 2005, assets totaling over $2.7 billion and $1.4 billion, respectively, were held and liabilities totaling $1.7 billion and $668.6 million, respectively, were owed by these special purpose entities and are included in the accompanying Consolidated Balance Sheets.

All intercompany account balances and transactions have been eliminated in consolidation.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Real Estate Investments

Cost of Acquisitions—Spirit Finance allocates the purchase price of real estate properties, including acquisition and closing costs, to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, management utilizes a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.

Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and improvements and 20 years for land improvements.

Lease intangibles, if any, acquired in conjunction with the purchase of real estate generally represent the value of in-place leases or above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on management’s estimates of carrying costs during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and (b) management’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above- and below-market lease intangibles are amortized over the remaining initial terms of the respective leases as an adjustment to rental revenue.

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

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including employee compensation directly related to time spent performing successful lease origination activities, are deferred and amortized over the related lease term as an adjustment to rental revenue.

The leases generally provide for rent escalation provisions throughout the lease term. Some leases provide for scheduled, contractual rent escalations. For these leases, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the scheduled rents and rental revenue recognized on a straight-line basis, represents unbilled rent receivables that the Company will receive only if the tenant makes all rent payments required through the expiration of the initial term of the lease. The rental revenue representing this straight-line adjustment is subject to an evaluation of collectibility and a provision for losses is made as noted below.

The leases may also provide for contingent rent based on a percentage of the lessee’s gross sales or contingent rent indexed to future increases in the Consumer Price Index (“CPI”). For contingent rentals that are based on a percentage of the lessee’s gross sales, the Company recognizes contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs. Leases that have contingent rent escalations indexed to future increases in the CPI may adjust over a one-year period or over multiple-year periods. Generally, these lease escalators increase rent at the lesser of (a) a multiplier of 1 to 1.25 times the increase in the CPI or (b) a fixed amount or percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the inability of the Company to determine the extent to which any specific future change in the CPI is probable at each lease adjustment date during the entire term of the Company’s leases and the Company’s view that the multiplier does not represent a significant leverage factor, rental revenues for lease escalations are recognized only after the changes in the index have occurred.

Spirit Finance will suspend revenue recognition if the collectibility of amounts due on a lease are not reasonably assured or in the event a lessee’s monthly lease payments become more than 60 days past due, whichever is earlier.

Provision for Doubtful Accounts—The Company reviews its rent receivables for collectibility on a regular basis, taking into consideration changes in factors such as the lessee’s payment history, the financial condition of the lessee, business conditions in the industry in which the lessee operates, and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable with respect to any lessee is in doubt, a provision for uncollectible accounts will be established or a direct write-off of the specific rent receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company provides a valuation allowance ($2 million and $1 million at December 31, 2006 and 2005, respectively) based on the risks and estimates of uncollectible receivables that management believes are inherent in the portfolio, giving consideration to industry default rates for long-term receivables.

Loans Receivable

Spirit Finance holds its commercial mortgage loans receivable for long-term investment. The mortgage loans are secured by single tenant, operationally essential real estate. Equipment loans are secured by equipment used in the operation of properties owned or financed by the Company. The loans are carried at cost, net of related unamortized premiums or discounts.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment and Provision for Loan Losses—The Company periodically evaluates the collectibility of its mortgage loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. Pending further investment in real estate, the Company invests cash primarily in money-market funds of a major financial institution consisting of highly rated money market instruments and other short-term instruments.

Restricted Cash and Escrow Deposits

The Company classified restricted cash and escrow deposits totaling $13.3 million and $1.5 million at December 31, 2006 and 2005, respectively, in “Deferred costs and other assets, net” in the accompanying Consolidated Balance Sheets. The restricted cash balances primarily represented amounts required to be maintained under certain of the Company’s debt agreements. In January 2007, $9.7 million of the restricted cash and escrow deposits was used to repay a maturing note payable.

Accounting for Derivative Financial Instruments and Hedging Activities

The Company’s interest rate derivative contracts are designated to mitigate the risk of changes in forecasted interest payments and are considered to be cash flow hedges. At inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the hedging instrument and the forecasted transaction, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the interest rate derivative contract has been highly effective in offsetting changes in cash flows of the forecasted financing transaction and whether it is expected to be highly effective in the future.

For derivatives designated as cash flow hedges, the fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. In determining the fair values of the derivative financial instruments, the Company uses either market quotes or valuation models that are based upon the net

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

present value of estimated future cash flows and incorporate certain market data inputs. The effective portions of the corresponding gain or loss on the derivatives are recorded in accumulated other comprehensive income within stockholders’ equity. When the anticipated debt is issued, the fair value of the hedge contract at that time will be recorded in accumulated other comprehensive income and amortized into earnings as a yield adjustment over the term of the new debt instrument. Any ineffective portions of the corresponding gain or loss are recognized immediately in the income statement.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective application. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and applies to (i) new awards, (ii) awards modified, repurchased or cancelled after the adoption date, and (iii) any outstanding awards accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), for which all requisite service has not yet been rendered. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements since the Company elected to adopt, effective January 1, 2005, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all unvested stock-based awards outstanding at January 1, 2005 and for all new grants made in 2005. Prior to January 1, 2005, the Company used the intrinsic-value method prescribed by APB No. 25 and related interpretations in accounting for its stock-based compensation. Under this method, no compensation expense was recorded with respect to stock options as the options were granted at an exercise price equal to the estimated fair value of the underlying common shares on the date of grant. The fair value of the options was estimated on the grant dates using the minimum-value method, which omits the assumption of any volatility, because the Company was not a publicly traded entity on the respective grant dates. Using the minimum-value method, the fair value of the stock options was zero on the date of grant. Compensation expense for the unvested stock options granted prior to the Company becoming a publicly traded entity continues to be recognized using the minimum-value method.

Income Taxes

Spirit Finance has elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, Spirit Finance generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. If Spirit Finance fails to qualify as a REIT in any taxable year, it may be subject to federal income tax (including any applicable alternative minimum tax). Even if Spirit Finance qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes and to federal income tax and excise tax on its undistributed income. Management believes that the Company has qualified and will continue to qualify as a REIT.

During the years ended December 31, 2006 and 2005, the federal income tax provision attributable to the operations of Spirit Management (the Company’s consolidated taxable REIT subsidiary) was not material to the consolidated results of operations. No provision for federal income taxes was made for the year ended December 31, 2004 as Spirit Management was not engaged in any active business operations.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management continues to assess the potential impact, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this pronouncement but does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

2. INVESTMENTS

At December 31, 2006, Spirit Finance had investments in 1,034 real estate properties, including 931 owned real estate properties with a gross acquisition cost of $2.8 billion (including $27.7 million of gross related lease intangibles, see Note 3) and mortgage loans receivable with a carrying amount of $58.0 million. At December 31, 2006, the Company also held equipment and other loans with an aggregate outstanding balance of $17.2 million. A substantial portion of these investments are pledged as collateral under the Company’s debt obligations (see Note 4).

The Company’s investments are geographically dispersed throughout 43 states. Including the Company’s mortgage and other loans receivable described below and the related lease intangibles, only two states, Wisconsin (12%) and Texas (11%), accounted for 10% or more of the total dollar amount of Spirit Finance’s investment portfolio at December 31, 2006.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

2. INVESTMENTS (Continued)

During the year ended December 31, 2006, the Company had the following gross real estate acquisition and loan origination activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments(a)
Balance, December 31, 2005	684	$1,487,460
Acquisitions and loan originations	398	1,423,600
Sales (see Note 11)	(46)	(68,531)
Principal payments and premium amortization	(2)	(8,651)
Balance, December 31, 2006	1,034	$2,833,878

(a)           The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

Real Estate Investments

The following table reports the amount of real estate investments (excluding $27.7 million of related lease intangibles described in Note 3) held by the Company at December 31, 2006 (dollars in thousands):

		Gross Carrying Amount at December 31, 2006
	Number of Owned Properties	Land and Improvements(a)	Buildings and Improvements	Total
General and discount retailer properties	178	$355,228	$471,812	$827,040
Restaurants	498	281,204	289,838	571,042
Specialty retailer properties	36	92,530	175,068	267,598
Movie theaters	24	64,642	146,040	210,682
Industrial properties	26	32,296	146,654	178,950
Educational facilities	20	34,930	119,549	154,479
Automotive dealers, parts and service facilities	44	72,265	70,823	143,088
Recreational facilities	7	25,573	73,836	99,409
Distribution facilities	46	23,512	43,456	66,968
Supermarkets	19	12,382	47,731	60,113
Interstate travel plazas	4	21,434	16,101	37,535
Call centers	2	4,413	28,557	32,970
Health clubs/gyms	5	4,279	18,743	23,022
Medical office	1	1,444	19,113	20,557
Convenience stores/car washes	12	10,719	8,554	19,273
Drugstores	9	5,517	12,755	18,272
Total real estate investments	931	$1,042,368	$1,688,630	$2,730,998

(a)           Includes land improvements of $250 million at December 31, 2006.

The Company’s properties are leased to customers under long-term operating leases that typically include one or more renewal options. The weighted average remaining noncancelable lease term at December 31, 2006 was approximately 16 years. The leases are generally triple-net, which provides that the

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

2. INVESTMENTS (Continued)

lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

Scheduled minimum future rentals to be received under the remaining noncancelable term of the operating leases at December 31, 2006 are as follows (dollars in thousands):

2007	$238,503
2008	238,945
2009	239,347
2010	239,555
2011	237,506
Thereafter	2,577,350
Total future minimum rentals	$3,771,206

Since lease renewal periods are exercisable at the option of the lessee, the above table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessee’s gross sales or lease escalations based on future changes in the Consumer Price Index. Contingent rental revenue based on a percentage of the lessee’s gross sales totaled $1.0 million in 2006, $486,000 in 2005 and $103,000 in 2004.

Loans Receivable

At December 31, 2006, the Company held a total of 96 first priority mortgage loans (representing four borrowers) that had an aggregate carrying amount of $58.0 million, including an unamortized premium of $1.1 million. As of December 31, 2006, the largest individual mortgage loan receivable had a carrying amount of approximately $3.0 million and a weighted average contractual and effective interest rate of 9.35%; the loan matures in 2026. The loans, which are secured by single tenant commercial properties, generally provide for monthly collections of principal and interest with scheduled increases in interest rates over the life of the loans. At December 31, 2006, the Company also held equipment and other loans with an outstanding balance of $17.2 million. The other loans are primarily secured by equipment used in the operation of certain real estate properties owned by the Company. No loan loss allowances were recorded on the loans receivable at December 31, 2006 or 2005.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

2. INVESTMENTS (Continued)

The following table provides additional information on the Company’s loans receivable at December 31, 2006 (dollars in thousands):

	Number of Loans	Number of Properties Financed	Weighted- Average Contractual Interest Rate	Weighted Average Effective Interest Rate	Final Maturity Date	Carrying Amount of Loans(b)
Mortgage loans:(a)
Restaurants	64	69	9.46%	9.28%	2011-2030	$38,206
Automotive parts and service facilities	32	32	9.23%	8.93%	2021	19,827
Other loans	11	2	8.46%	8.46%	2007-2026	17,140
Total loans	107	103				$75,173

(a)           One loan matures in 2011, three loans mature in 2016, 63 loans mature in 2021 with a balloon payment of $13.5 million, one loan matures in 2026 and 28 loans mature in 2030. The loans may be prepaid, with penalties.

(b)          The aggregate cost for federal income tax purposes approximates the carrying amount of the loans receivable.

The following is a reconciliation of the carrying amount of loans receivable from December 31, 2003 through December 31, 2006 (dollars in thousands):

Carrying Amount of Loans
Balance, December 31, 2003	$40,766
New loans	450
Collections of principal	(301)
Amortization of premium	(60)
Balance, December 31, 2004	40,855
New loans	18,645
Collections of principal	(429)
Amortization of premium	(63)
Balance, December 31, 2005	59,008
New loans	24,816
Collections of principal	(8,654)
Amortization of premium	(67)
Amortization of other deferred amounts	70
Balance, December 31, 2006	$75,173

Scheduled maturities for the next five years is expected to be as follows:  $3.2 million in 2007, $2.7 million in 2008, $1.7 million in 2009, $1.9 million in 2010 and $2.2 million in 2011.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

3. LEASE INTANGIBLES, NET

The following is a reconciliation of the gross carrying amount and accumulated amortization related to lease intangibles for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Gross Carrying Amount			Net
	In-place leases	Above-market leases	Accumulated Amortization	Carrying Amount
Balance, December 31, 2004	$10,600	$428	$(286)	$10,742
Intangibles acquired in conjunction with acquisitions of real estate	13,022	—	—	13,022
Amortization expense			(1,263)	(1,263)
Sales (see Note 11)	(752)	(428)	74	(1,106)
Balance, December 31, 2005	22,870	—	(1,475)	21,395
Intangibles acquired in conjunction with acquisitions of real estate	5,346	—	—	5,346
Amortization expense			(1,962)	(1,962)
Sales (see Note 11)	(509)	—	43	(466)
Balance, December 31, 2006	$27,707	$—	$(3,394)	$24,313

Based on the balance of the intangible assets at December 31, 2006, the aggregate amortization expense for the next five years is expected to be as follows:  $2.2 million in 2007, $2.3 million in each of the years 2008 through 2010 and $2.1 million in 2011. The weighted average remaining amortization period of the lease intangibles is 12 years.

4. DEBT

Secured Credit Facility

The Company’s $400 million short-term credit facility is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt. As of December 31, 2006, the Company had outstanding borrowings of $128.5 million under its secured credit facility. Real estate properties and loans receivable with an aggregate investment amount of $232.7 million were pledged as collateral for borrowings under the facility.

The Company’s $300 million revolving secured credit facility that expired in October 2006 was replaced with a $400 million revolving secured credit facility with the same bank. The Company did not renew its other $200 million revolving secured credit facility when it expired in November 2006. The new facility matures in October 2007, with the ability to extend the facility with the consent of the bank. Borrowings under the new facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings. At December 31, 2006 and 2005, the one-month LIBOR was 5.32% and 4.39%, respectively, and the weighted average stated interest rate on outstanding borrowings on the credit facilities was 6.57% and 5.85%, respectively. The facility is structured as a master loan repurchase agreement and borrowings under the facility are secured by real estate properties owned by the Company (the Company can borrow up to 60% of the value of the properties) and may also be secured by the Company’s equity ownership interests in certain of the Company’s consolidated special purpose subsidiaries.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

4. DEBT (Continued)

The Company is subject to various financial and nonfinancial covenants under the secured credit facility, including maintaining a minimum tangible net worth of $573.6 million, a maximum total debt to tangible net worth ratio of 4:1, a maximum ratio of total debt to total assets of 75% and a minimum liquidity requirement of $15 million. As of December 31, 2006, Spirit Finance was in compliance with its covenants.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	December 31, 2006	December 31, 2005
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	$171,724	$179,778
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, balloon due 2021	297,821	—
Secured fixed-rate amortizing mortgage notes payable:
8.44% - 9.02% Notes, effective rates 6.19% - 6.62%, balloons due 2010	32,201	32,668
5.78% Note, balloon due 2010	15,314	15,500
5.90% - 6.50% Notes, balloons due 2012	22,350	22,728
5.40% Notes, balloons due 2014	34,714	35,202
5.26% - 5.62% Notes, balloons due 2015	114,177	115,747
5.037% - 8.39% Notes, balloons due 2016	42,326	—
6.59% Notes, balloons due 2016	611,650	—
5.85% Note, balloon due 2017	56,250	—
Secured fixed-rate promissory note, 4.61%, paid in January 2007	9,652	—
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,178	2,257
	1,668,657	662,180
Unamortized debt premium	2,182	2,749
Total mortgages and notes payable	$1,670,839	$664,929

The Company’s secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral. As of December 31, 2006, Spirit Finance was in compliance with these covenants. The net-lease mortgage notes payable are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $1.1 billion at December 31, 2006. At December 31, 2006, the fixed-rate mortgage notes payable were secured by real estate properties with an aggregate investment value of $1.3 billion.

The mortgages and notes payable require monthly principal and interest payments and also require balloon payments totaling $9.7 million due in 2007, $44.8 million due in 2010, $19.5 million due in 2012, $29.8 million due in 2014, $96.6 million due in 2015, $567.2 million due in 2016, $49.8 million due in 2017, $258.3 million due in 2020 and $176.2 million due in 2021. In general, the Company’s net-lease mortgage

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

4. DEBT (Continued)

notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium; the Company’s other mortgages and notes payable generally are not prepayable but can be defeased, after an initial lock-out period, upon the posting of certain defeasance collateral. The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. Scheduled debt maturities, including balloon payments, during the next five years are as follows (dollars in thousands):

2007	$34,110
2008	25,858
2009	28,282
2010	74,462
2011	31,087
Thereafter	1,474,858
$1,668,657

The financing costs related to the establishment of the mortgages and notes payable and secured credit facilities are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $17.0 million and $12.9 million at December 31, 2006 and 2005, respectively, and are included in “Deferred costs and other assets, net” in the accompanying consolidated balance sheets.

5. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts (interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

As of December 31, 2006, Spirit Finance was a party to three outstanding forward-starting interest rate swaps with an aggregate notional amount of $190.0 million. These instruments were designed to hedge the variability of cash outflows related to forecasted interest payments over a term of 15 years on long-term debt with an initial principal balance totaling at least $199.5 million expected to be issued in early 2007. As the hedging relationships are expected to be highly effective at achieving offsetting changes in future cash outflows, these interest rate swaps are accounted for as cash flow hedges. For interest rate swaps entered into prior to August 1, 2006, hedge effectiveness is assessed and measured using the hypothetical derivative method. For interest rate swaps entered into after August 1, 2006, hedge effectiveness is assessed using a regression analysis and measured using the hypothetical derivative method. During 2006, 2005 and 2004, no hedge ineffectiveness was recognized and there were no gains or losses on derivative transactions or portions thereof that were excluded from the assessment of hedge effectiveness. Further, no hedge relationships were discontinued during the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006, the fair value of one of the outstanding forward-starting interest rate swaps was an asset of approximately $466,000 which is included in “Deferred costs and other assets, net” with a corresponding amount recorded in “Accumulated other comprehensive loss.”  The fair value of the two remaining forward-starting interest rate swaps outstanding at December 31, 2006 was a liability totaling approximately $4.8 million which is included in “Accounts payable, accrued expenses and other liabilities” with a corresponding amount recorded in “Accumulated other comprehensive loss.”

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

5. DERIVATIVES AND HEDGING ACTIVITIES (Continued)

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

During the years ended December 31, 2006 and 2005, amortization of net losses related to all settled swaps totaled $593,000 and $470,000, respectively, and is included in interest expense. The net unamortized balance in “Accumulated other comprehensive loss” related to all interest rate swaps at December 31, 2006 totaled $12.5 million. At December 31, 2006, the Company expects to reclassify approximately $739,000 of net losses (including an estimated amount for outstanding swaps) on derivative instruments from accumulated other comprehensive loss as an increase in interest expense over the next twelve months.

6. STOCKHOLDERS’ EQUITY

On December 31, 2006, there were 107,515,866 shares of common stock outstanding. Of the common shares authorized but unissued at December 31, 2006, 2,051,746 shares were reserved and available for issuance under the employee stock plan. Subsequent to December 31, 2006, the Company granted 419,219 shares of restricted stock to officers and employees, net of forfeitures.

Under the terms of a stockholder agreement, 120,000 shares held by Spirit Finance Holdings, LLC (“Spirit Holdings”), an Arizona limited liability company owned primarily by certain executive officers of Spirit Finance, are restricted at December 31, 2006 and are subject to repurchase by the Company for $0.01 per share. Spirit Finance will repurchase 60,000 shares of its common stock covered by the agreement from Spirit Holdings for each year that the Company does not meet the performance criteria specified in the agreement on a cumulative basis through 2008.

The following table summarizes the Company’s dividend distributions paid to stockholders during the years ended December 31, 2006, 2005 and 2004. To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated as a tax free return of capital.

	Years Ended December 31,
	2006	2005	2004
Taxable dividend	$0.84	$0.44	$0.25
Return of capital	—	0.32	—
Total distributions per common share	$0.84	$0.76	$0.25

7. COMMITMENTS AND CONTINGENCIES

At December 31, 2006, Spirit Finance had commitments totaling $55.8 million related to future property purchases and future improvements on properties the Company currently owns. The agreements related to property purchases are subject to the Company’s normal due diligence process and are expected to be completed in early 2007. The future improvements, the majority of which are anticipated to be completed during 2007, will include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

7. COMMITMENTS AND CONTINGENCIES (Continued)

operations have not commenced. In addition, Spirit Finance is contingently liable for $5.7 million of debt of one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on the debt.

The Company leases its current corporate office space and certain operating equipment under noncancelable agreements from unrelated third parties. The Company is also a lessee under nine long-term, noncancelable ground leases under which it is obligated to pay monthly rent. Total rental expense included in “General and administrative” expenses amounted to $1.1 million in 2006, $328,000 in 2005 and $217,000 in 2004. At December 31, 2006, the Company’s minimum aggregate rental commitment under all noncancelable operating leases was approximately $1.5 million for each of the years 2007 through 2010, $1.4 million in 2011 and $23.3 million thereafter.

In October 2006, the Company amended and restated the employment agreements with its six senior officers. The employment agreements provide for an initial term of three years, which will automatically extend for one additional year on each anniversary of the effective date unless either party terminates the agreement. The agreements provide for minimum annual base salaries and maximum bonuses ranging from 110% to 150% of the base salaries. For 2007, the maximum aggregate annual cash compensation under these agreements totals approximately $5.0 million. Under these agreements, in the event of a change in control, or if an executive officer were to be terminated by the Company without cause or by the officer for good reason, Spirit Finance would be liable for a lump-sum severance payment of (a) two to three times the sum of the officer’s base salary plus the average cash and stock-based bonus received during the previous two years, plus (b) a prorated maximum bonus and other termination benefits. In addition, in the event of a change in control, Spirit Finance would provide to other officers of the Company certain termination benefits and a lump-sum severance payment equal to (a) the officers’ annual base salary, plus (b) either (i) the officers’ highest annual bonus received in any one of the immediately preceding three years, or (ii) $100,000 in the case of certain officers.

The Company may be subject to claims or litigation in the ordinary course of business. At December 31, 2006, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2006 and 2005. These estimates require management’s judgment and may not be indicative of their future fair values.

Financial assets and liabilities for which the carrying values approximate their fair values include: cash and cash equivalents, restricted cash and escrow deposits, secured credit facilities, accounts receivable and payable and derivative financial instruments (see Note 5 for fair values of derivative assets and liabilities). Generally these assets and liabilities are short-term in duration or are recorded at fair value on the Consolidated Balance Sheets. The estimated fair values of the fixed-rate mortgage and other loans receivable and the fixed-rate mortgages and notes payable have been derived based on a discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

spreads. The following table discloses fair value information for these financial instruments (dollars in millions).

	December 31, 2006		December 31, 2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed-rate mortgage and other loans receivable	$75	$76	$59	$61
Fixed-rate mortgages and notes payable	$1,671	$1,675	$665	$655

9. SIGNIFICANT CREDIT AND REVENUE CONCENTRATIONS

Spirit Finance’s investments are operated by 145 customers that provide retail, distribution or service activities across various industries. On May 31, 2006, the Company acquired 178 real estate properties from SKO Group Holding Corp. (“SKO”) through the purchase of ShopKo Stores, Inc. and leased them to two subsidiaries of SKO under long-term, triple-net master lease agreements. Rental revenues under these agreements totaled 23% of Spirit Finance’s total revenues during 2006. Of the properties purchased, 112 properties are operated as general merchandise retail locations under the ShopKo name in mid-sized to larger cities across the Midwest, Rocky Mountain and Pacific Northwest states, and represented approximately 26% of Spirit Finance’s total assets at December 31, 2006. The remaining 66 properties are operated under the Pamida name in small, rural communities in the Midwest, North Central and Rocky Mountain states, and represented approximately 3% of the Company’s total assets at December 31, 2006. No other individual tenant represented more than 3% of the Company’s total assets at December 31, 2006.

10. STOCK-BASED COMPENSATION PLAN AND OTHER EMPLOYEE BENEFITS

In May 2005, the Company’s stockholders approved the Amended and Restated 2003 Stock Option and Incentive Plan that provides for the issuance of (1) nonqualified stock options; (2) incentive stock options; (3) dividend equivalent rights; (4) stock appreciation rights; (5) phantom stock rights; and (6) restricted stock to employees and non-employee directors. The plan provides for a total of 4,100,000 shares available for grant; shares remaining available for grant under the plan at December 31, 2006 totaled 2,051,746. Subsequent to December 31, 2006, the Company granted 419,219 shares of restricted stock to officers and employees, net of forfeitures.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

10. STOCK-BASED COMPENSATION PLAN AND OTHER EMPLOYEE BENEFITS (Continued)

The following table summarizes stock option and nonvested restricted stock award activity for the year ended December 31, 2006:

	Stock Options			Nonvested Restricted Stock Awards
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	1,290,000	$10.02		352,485	$11.22
Granted	—	—		428,934	$11.51
Exercised/Vested	(6,000)	$10.00		(78,024)	$10.62
Forfeited	(24,000)	$11.13		(57,139)	$11.53
Outstanding at December 31, 2006	1,260,000	$10.00	7.0	646,256	$11.46
Options exercisable at December 31, 2006	866,000	$10.00	7.0

All stock options outstanding at December 31, 2006 were granted prior to the Company becoming a publicly traded entity. Each stock option has an exercise price equal to the estimated fair value of the Company’s common stock on the date of grant. Stock options vest ratably each year over a three- or five-year period, subject to continued employment, and will expire ten years after the date of the grant. The aggregate intrinsic value of the stock options outstanding and exercisable as of December 31, 2006 was approximately $3.1 million and $2.1 million, respectively.

Restricted stock awards, which are granted and valued based on the fair value of Spirit Finance common stock on the date of grant, vest ratably over a three- or five-year period. In general, for restricted stock awards granted in 2003 through 2005, fifty percent of the restricted shares granted to employees vest solely over time and the other fifty percent vest over time based on meeting Company performance criteria. The performance criteria include meeting total return targets each year (or on a cumulative basis) over the full three- or five-year period. All restricted shares granted to non-employee directors and restricted stock awards granted to employees in 2006 vest solely over time. Compensation expense related to restricted stock awards granted in 2006 and 2005 is recognized on a straight-line basis over the vesting period. Compensation expense related to restricted stock awards granted prior to 2005 is recognized on a graded (accelerated) schedule over the vesting period. The weighted average grant date fair value of restricted stock granted during 2006, 2005 and 2004 was $11.51, $11.71 and $10.00 per share, respectively. The total grant date fair value of restricted shares vested during 2006 and 2005 was $829,000 and $530,000, respectively. No restricted shares vested during 2004. As of December 31, 2006, there was $5.2 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately four years. The Company’s aggregate stock-based compensation expense, net of forfeitures, during 2006, 2005 and 2004 was $1.6 million, $0.9 million and $1.1 million, respectively, and is included in “General and administrative” expenses.

In 2004, Spirit Finance established a defined contribution retirement savings plan qualified under section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to full-time employees who have completed at least six months of service with the Company. Spirit Finance provides a

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

10. STOCK-BASED COMPENSATION PLAN AND OTHER EMPLOYEE BENEFITS (Continued)

matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions totaled $137,000, $97,000 and $49,000 in 2006, 2005 and 2004, respectively.

11. DISCONTINUED OPERATIONS

Periodically, Spirit Finance may sell real estate properties it owns. The Company considers these occasional sales of real estate properties to be a part of its long-term business strategy of acquiring and holding a diversified real estate investment portfolio; consequently, proceeds from the sales of real estate properties are expected to be reinvested in additional real estate properties such that cash flows from ongoing operations are not negatively affected by sales of individual properties. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from any such dispositions of properties and all operations from these properties be reclassified as “discontinued operations” in the consolidated statements of operations. As a result of this reporting requirement, each time a property is sold, the operations of such property previously reported as part of “income from continuing operations” are reclassified into discontinued operations. This presentation has no impact on net income or cash flow.

The net gains (losses) from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Rental revenues	$3,435	$3,861	$1,415
Expenses:
General and administrative	69	97	11
Depreciation and amortization	449	858	260
Interest	1	375	542
Total expenses	519	1,330	813
Income from discontinued operations	2,916	2,531	602
Net gains (losses) on sales of real estate(a)	6,510	772	(12)
Total discontinued operations	$9,426	$3,303	$590

(a) Number of properties sold	46	43	4

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

12. INCOME PER COMMON SHARE

A reconciliation of the denominators used in the computation of basic and diluted income per common share is as follows:

	Years Ended December 31,
	2006	2005	2004
Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	89,336,654	67,240,350	37,522,747
Effect of unvested restricted stock	120,924	84,845	151,958
Effect of stock options(a)	176,658	137,555	13,369
Weighted average outstanding common shares used in the calculation of diluted income per common share	89,634,236	67,462,750	37,688,074

(a)           Options to purchase 15,000 shares of common stock at December 31, 2005 were included in total stock options outstanding at December 31, 2005 but were not included in the computation of diluted net income per common share for the year ended December 31, 2005 because the effect was not dilutive.

13. RELATED PARTY TRANSACTIONS

Spirit Finance purchased four interstate travel plaza facilities for approximately $37.5 million in December 2003 in a sale-leaseback transaction under which the properties were leased back to the seller under an operating lease. The Company’s Chairman of the Board is a member of the board of directors of the seller. Rental revenues under this lease totaled approximately $3.6 million during each of the past three years.

One of the Company’s independent directors is an active member of the board of directors of a customer operating the underlying restaurant properties that collateralize approximately $19.6 million of the mortgage loans receivable held at December 31, 2006. During 2004, the Company acquired four properties under a sale-leaseback transaction for an aggregate purchase price of $3.4 million from the same customer. During 2006, Spirit Finance acquired two additional properties operated by the customer for an aggregate purchase price of $2.3 million from a third party. Interest income on the mortgage loans receivable and rental revenue on the leases aggregated $2.2 million, $2.2 million and $2.0 million in 2006, 2005 and 2004, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

During 2006, Spirit Finance provided $3.0 million of buyer financing related to certain real estate property sales. The Company assumed existing debt financing (including debt premium) of $56.1 million and $39.2 million on real estate investments acquired during 2005 and 2004, respectively. In addition, in conjunction with the acquisition of certain real estate investments during 2006 and 2004, Spirit Finance entered into interim seller financing of $9.7 million and $144.3 million in notes payable, respectively. Interest paid during 2006, 2005 and 2004 totaled $77.9 million, $20.2 million, and $4.1 million, respectively. Income and franchise taxes paid during 2006, 2005 and 2004 were $1.5 million, $523,000 and $94,000, respectively.

Spirit Finance Corporation
Notes to Consolidated Financial Statements (Continued)

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations for the years ended December 31, 2006 and 2005. As discussed in Note 11, SFAS No. 144 requires that gains and losses from any sales of properties and all operations from these properties be reclassified as “discontinued operations” in the Consolidated Statements of Operations. As a result of this reporting requirement, each time a property is sold, the operations of such property previously reported as part of “income from continuing operations” are reclassified into discontinued operations. This presentation has no impact on net income. Quarterly income or loss per share may not add to the respective annual amounts due to the weighting of shares outstanding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
2006
Revenues(a)	$33,137	$42,206	$55,522	$57,691
Income from continuing operations	7,111	8,858	12,882	14,083
Net income	8,135	11,222	17,049	15,954
Basic income per common share:
Continuing operations	$0.09	$0.11	$0.13	$0.14
Net income	0.11	0.14	0.17	0.16
Diluted income per common share:
Continuing operations	0.09	0.11	0.13	0.14
Net income	0.11	0.14	0.17	0.16
Cash dividends declared per common share	0.21	0.21	0.21	0.22
2005
Revenues(a)	$14,289	$17,179	$23,099	$28,062
Income from continuing operations	6,111	6,616	5,955	5,834
Net income	6,819	7,478	6,652	6,870
Basic income per common share:
Continuing operations	$0.09	$0.10	$0.09	$0.09
Net income	0.10	0.11	0.10	0.10
Diluted income per common share:
Continuing operations	0.09	0.10	0.09	0.09
Net income	0.10	0.11	0.10	0.10
Cash dividends declared per common share	0.19	0.19	0.19	0.21

(a)           Excludes revenues from discontinued operations.

* * * * * * * * * *

SKO Group Holding Corp.
Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements of SKO Group Holding Corp. required by Regulation S-X to be included in this Item 8 are included in Exhibit 99.1 to this report and are incorporated by reference herein.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our Chief Executive Officer and our Chief Financial Officer also concluded that during the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Spirit Finance Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation and criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited our consolidated financial statements, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spirit Finance Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spirit Finance Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spirit Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Spirit Finance Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Spirit Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit Finance Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Spirit Finance Corporation and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Registrant has adopted a code of business conduct and ethics (the “Code of Business Conduct”) applicable to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, and to all officers, directors and employees of the Registrant. The Code of Business Conduct is available on the Company’s website, www.spiritfinance.com, and is available in print to any stockholder who requests it.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On July 5, 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Except as set forth in this item above, the information required by this item is incorporated herein by reference to the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 18, 2007, to be filed pursuant to Regulation 14A.

Item 11.                 Executive Compensation

This item is incorporated by reference to the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 18, 2007, to be filed pursuant to Regulation 14A.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 18, 2007, to be filed pursuant to Regulation 14A.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

This item is incorporated by reference to the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 18, 2007, to be filed pursuant to Regulation 14A.

Item 14.                 Principal Accountant Fees and Services

This item is incorporated by reference to the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 18, 2007, to be filed pursuant to Regulation 14A.

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
2.1

Stock Purchase Agreement by and between Spirit Finance Acquisitions, LLC and SKO Group Holding Corp. dated May 9, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 9, 2006, filed on May 10, 2006).

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2005, filed on May 20, 2005).
3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).
4.2

Amended and Restated Master Indenture dated as of March 17, 2006, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, filed on March 21, 2006).

4.3

Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2005, filed on August 1, 2005).

4.4

Series 2006-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, filed on March 21, 2006).

10.1

Amended and Restated Employment Agreement between the Registrant and Morton H. Fleischer dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.2

Amended and Restated Employment Agreement between the Registrant and Christopher H. Volk dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.3

Amended and Restated Employment Agreement between the Registrant and Catherine F. Long dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.4

Amended and Restated Employment Agreement between the Registrant and Michael T. Bennett dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.5

Amended and Restated Employment Agreement between the Registrant and Jeffrey M. Fleischer dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.6

Amended and Restated Employment Agreement between the Registrant and Gregg A. Seibert dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.7

Amended and Restated Spirit Finance Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2005, filed on May 20, 2005).

10.8

Stockholder Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of October 15, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).

10.9

Master Repurchase Agreement among Spirit Finance Corporation, Spirit SPE Warehouse Funding, LLC, Spirit Finance Acquisitions, LLC and Citigroup Global Markets Realty Corp. dated as of October 13, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2006, filed on October 19, 2006).

10.10

Amended and Restated Master Repurchase Agreement between Citigroup Global Markets Realty Corp. and the Registrant dated as of December 7, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 7, 2005, filed on December 8, 2005).

10.11

Extension Agreement between Spirit Finance Corporation and Citigroup Global Markets Realty Corp. dated September 11, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2006, filed on September 14, 2006).

10.12

Master Repurchase Agreement among the Registrant and Alpine Securitization Corp., Credit Suisse, New York Branch, as buyers, and Credit Suisse, New York Branch, as agent for the buyers, dated as of November 7, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2005, filed on November 8, 2005).

10.13

Second Amended and Restated Servicing Agreement Dated as of August 9, 2004 between the Registrant and Midland Loan Services, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).

10.14

Amended and Restated Property Management and Servicing Agreement dated as of March 17, 2006, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, filed on March 21, 2006).

10.15

Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as landlord, and ShopKo Stores Operating Co., LLC dated May 31, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006).

10.16

Master Lease between Spirit SPE Portfolio 2006-3, LLC and Pamida Stores Operating Co., LLC dated May 31, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006).

10.17

Loan Agreement among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as borrowers, and Barclays Capital Real Estate Inc. and Citigroup Global Markets Realty Corp. dated May 31, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006).

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
99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of October 28, 2006 (Successor), January 28, 2006 (Successor) and October 29, 2005 (Predecessor) and for the 13 and 39 Weeks Ended October 28, 2006 (Successor) and October 29, 2005 (Predecessor).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT FINANCE CORPORATION
Date: February 28, 2007	By:	/s/ CHRISTOPHER H. VOLK
Christopher H. Volk
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MORTON H. FLEISCHER	Chairman of the Board	February 28, 2007
Morton H. Fleischer
/s/ CHRISTOPHER H. VOLK	President, Chief Executive Officer and Director	February 28, 2007
Christopher H. Volk
/s/ CATHERINE LONG	Chief Financial Officer, Senior Vice President and Treasurer	February 28, 2007
Catherine Long
/s/ CATHERINE L. STEVENSON	Vice President and Chief Accounting Officer	February 28, 2007
Catherine L. Stevenson
/s/ WILLIE R. BARNES	Director	February 28, 2007
Willie R. Barnes
/s/ LINDA BLESSING	Director	February 28, 2007
Linda Blessing
/s/ DENNIS E. MITCHEM	Director	February 28, 2007
Dennis E. Mitchem
/s/ PAUL F. OREFFICE	Director	February 28, 2007
Paul F. Oreffice
/s/ JAMES R. PARISH	Director	February 28, 2007
James R. Parish
/s/ KENNETH B. ROATH	Director	February 28, 2007
Kenneth B. Roath
/s/ CASEY J. SYLLA	Director	February 28, 2007
Casey J. Sylla
/s/ SHELBY YASTROW	Director	February 28, 2007
Shelby Yastrow

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Alabaster, AL	Note 3	$655	$833	$1,488	$—	2006
Auburn, AL	Note 3	556	924	1,480	—	2006
Bessemer, AL	Note 3	469	1,021	1,490	—	2006
Bessemer, AL	Note 3	1,373	1,046	2,419	(23)	2006
Birmingham, AL	Note 3	522	862	1,384	—	2006
Birmingham, AL	Note 3	759	1,087	1,846	—	2006
Birmingham, AL	Note 3	432	707	1,139	—	2006
Birmingham, AL	Note 3	405	779	1,184	—	2006
Birmingham, AL	Note 3	544	1,022	1,566	—	2006
Birmingham, AL	Note 3	560	990	1,550	—	2006
Birmingham, AL	Note 3	325	719	1,044	—	2006
Birmingham, AL	Note 2	229	512	741	(47)	2004
Birmingham, AL	Note 2	245	471	716	(40)	2004
Daphne, AL	Note 2	576	276	852	(24)	2004
Decatur, AL	Note 3	364	941	1,305	—	2006
Decatur, AL	Note 3	155	672	827	—	2006
Florence, AL	Note 3	237	973	1,210	—	2006
Gardendale, AL	Note 3	711	1,022	1,733	—	2006
Geneva, AL	Note 2	278	141	419	(17)	2004
Huntsville, AL	Note 2	2,722	5,153	7,875	(242)	2005
Huntsville, AL	Note 3	254	913	1,167	—	2006
Huntsville, AL	Note 3	426	706	1,132	—	2006
Huntsville, AL	Note 3	708	859	1,567	—	2006
Huntsville, AL	Note 3	380	1,344	1,724	—	2006
Huntsville, AL	Note 3	385	756	1,141	—	2006
Huntsville, AL	Note 2	451	1,555	2,006	(110)	2004
Leeds, AL	$—	568	1,325	1,893	(12)	2006
Madison, AL	Note 3	467	1,049	1,516	—	2006
Madison, AL	Note 3	625	1,108	1,733	—	2006
Mobile, AL	—	631	367	998	(27)	2004
Mobile, AL	Note 2	655	290	945	(24)	2004
Oxford, AL	Note 3	291	954	1,245	—	2006
Pinson, AL	Note 3	347	784	1,131	—	2006
Troy, AL	Note 2	357	440	797	(30)	2004
Bentonville, AR	Note 2	469	1,196	1,665	(55)	2005
Fort Smith, AR	Note 2	1,523	1,652	3,175	(73)	2005
Little Rock, AR	Note 2	532	1,391	1,923	(63)	2005
North Little Rock, AR	Note 2	1,659	1,312	2,971	(65)	2005
Tontitown, AR	Note 2	231	78	309	(20)	2004
Van Buren, AR	—	288	481	769	—	2006
Fountain Hills, AZ	Note 2	719	515	1,234	(51)	2004
Glendale, AZ	Note 2	1,221	1,067	2,288	(83)	2004
Glendale, AZ	—	467	586	1,053	—	2006
Glendale, AZ	Note 2	1,270	547	1,817	(57)	2004
Goodyear, AZ	Note 2	3,780	4,820	8,600	(148)	2005
Mesa, AZ	Note 2	787	789	1,576	(67)	2005
Mesa, AZ	Note 2	1,359	531	1,890	(58)	2004
Phoenix, AZ	Note 2	2,372	10,043	12,415	(656)	2004
Phoenix, AZ	Note 2	1,517	3,404	4,921	(210)	2005
Phoenix, AZ	Note 2	1,671	1,585	3,256	(101)	2005
Phoenix, AZ	Note 2	8,568	28,056	36,624	(1,528)	2004
Phoenix, AZ	Note 6	3,635	25,063	28,698	(1,038)	2005
Phoenix, AZ	Note 6	2,432	8,871	11,303	(385)	2005
Sun City, AZ	—	783	413	1,196	—	2006
Tempe, AZ	Note 3	468	356	824	(4)	2006
Tucson, AZ	Note 2	962	5,149	6,111	(272)	2005
Auburn, CA	—	379	273	652	—	2006
Covina, CA	17,357	2,978	22,001	24,979	(1,393)	2004
Dublin, CA	—	2,606	2,319	4,925	—	2006
Fairfield, CA	—	5,048	7,757	12,805	(112)	2005
Foresthill, CA	Note 3	1,766	4,982	6,748	(25)	2006
La Mesa, CA	Note 2	1,237	114	1,351	(20)	2004
Moreno Valley, CA	—	904	3,207	4,111	(180)	2004
Ontario, CA	Note 7	10,623	4,617	15,240	(406)	2005
Redding, CA	Note 4	6,130	4,590	10,720	(83)	2006
Reedley, CA	Note 2	1,437	3,842	5,279	(135)	2005

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Riverside, CA	Note 2	1,058	5,764	6,822	(339)	2004
Rohnert Park, CA	—	3,990	7,904	11,894	—	2006
Turlock, CA	Note 3	432	181	613	(3)	2006
Aurora, CO	—	2,855	2,892	5,747	—	2006
Aurora, CO	Note 2	853	819	1,672	(85)	2004
Colorado Springs, CO	Note 2	1,537	2,656	4,193	(116)	2005
Denver, CO	Note 3	657	1,416	2,073	(32)	2006
Denver, CO	—	615	702	1,317	(29)	2005
Fort Collins, CO	Note 2	1,430	2,460	3,890	(105)	2005
Fort Collins, CO	Note 3	265	583	848	—	2006
Fort Collins, CO	Note 3	925	955	1,880	—	2006
Lakewood, CO	—	926	1,113	2,039	(45)	2005
Lone Tree, CO	Note 2	1,895	3,145	5,040	(123)	2005
Apopka, FL	Note 2	698	323	1,021	(37)	2004
Apopka, FL	Note 2	965	152	1,117	(31)	2004
Brandon, FL	Note 2	2,394	1,565	3,959	(48)	2005
Casselberry, FL	Note 2	257	1,169	1,426	(80)	2004
Deerfield Beach, FL	Note 2	567	214	781	(25)	2004
Eustis, FL	Note 2	342	262	604	(19)	2004
Fort Lauderdale, FL	Note 2	468	119	587	(20)	2004
Fort Lauderdale, FL	—	442	342	784	—	2006
Fort Myers, FL	Note 2	809	946	1,755	(73)	2004
Fort Myers, FL	Note 2	1,010	582	1,592	(65)	2004
Fort Pierce, FL	Note 2	300	400	700	(37)	2004
Gulf Breeze, FL	Note 2	373	419	792	(39)	2004
Jacksonville, FL	Note 2	702	799	1,501	(61)	2004
Jacksonville, FL	Note 2	382	523	905	(42)	2004
Jacksonville, FL	Note 2	399	488	887	(34)	2004
Jacksonville, FL	Note 2	731	299	1,030	(31)	2004
Jacksonville, FL	Note 2	2,183	1,901	4,084	(68)	2005
Jacksonville, FL	Note 2	386	872	1,258	(72)	2004
Jacksonville, FL	Note 7	7,946	10,089	18,035	(561)	2005
Jacksonville, FL	Note 2	826	1,730	2,556	(113)	2004
Jacksonville, FL	Note 2	762	1,360	2,122	(109)	2004
Jacksonville, FL	Note 2	376	178	554	(20)	2004
Lakeland, FL	Note 2	1,160	1,302	2,462	(107)	2004
Mary Esther, FL	Note 2	549	369	918	(33)	2004
Miami, FL	Note 2	425	144	569	(18)	2004
Miami, FL	Note 2	392	105	497	(12)	2004
Ocala, FL	Note 2	418	672	1,090	(59)	2004
Orange City, FL	Note 2	381	640	1,021	(52)	2004
Orlando, FL	Note 2	356	181	537	(16)	2004
Orlando, FL	Note 2	1,011	408	1,419	(48)	2004
Pensacola, FL	Note 2	629	363	992	(37)	2004
Pompano Beach, FL	Note 7	7,229	4,294	11,523	(290)	2005
Pompano Beach, FL	Note 2	966	415	1,381	(45)	2004
Port Richey, FL	Note 2	630	769	1,399	(64)	2004
Quincy, FL	Note 2	509	379	888	(54)	2004
Riviera Beach, FL	Note 2	444	195	639	(20)	2004
Saint Augustine, FL	Note 2	5,288	4,220	9,508	(749)	2003
Saint Cloud, FL	Note 2	739	607	1,346	(55)	2004
Sebring, FL	Note 2	470	926	1,396	(83)	2004
Sebring, FL	Note 2	245	360	605	(28)	2004
Tallahassee, FL	Note 2	303	51	354	(10)	2004
Tavares, FL	Note 2	890	4,701	5,591	(334)	2004
West Palm Beach, FL	—	2,400	1,421	3,821	(17)	2006
Winter Springs, FL	Note 2	499	155	654	(20)	2004
Adairsville, GA	Note 3	501	279	780	(3)	2006
Alpharetta, GA	Note 2	3,405	1,071	4,476	(128)	2004
Alpharetta, GA	Note 2	2,167	1,325	3,492	(124)	2004
Athens, GA	Note 2	938	648	1,586	(57)	2004
Atlanta, GA	Note 2	3,858	273	4,131	(59)	2004
Austell, GA	Note 3	972	161	1,133	(12)	2006
Blakely, GA	Note 2	158	288	446	(25)	2004
Brunswick, GA	Note 2	405	731	1,136	(51)	2004
Canton, GA	Note 2	2,470	284	2,754	(58)	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006				Accumulated
Description (Note 1)	Encumbrances	Land and Improvements		Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Carnesville, GA	Note 2	3,782		3,728	7,510	(602)	2003
Carrollton, GA	Note 3	600		674	1,274	(21)	2006
Cartersville, GA	Note 3	767		647	1,414	(22)	2006
Cartersville, GA	Note 3	576		397	973	(16)	2006
Conyers, GA	Note 2	316		324	640	(25)	2004
Cumming, GA	Note 2	817		648	1,465	(56)	2004
Douglassville, GA	Note 3	1,008		928	1,936	(29)	2006
Douglassville, GA	Note 3	784		680	1,464	(21)	2006
East Ellijay, GA	Note 2	498		292	790	(15)	2005
Floyd, GA	Note 3	959		396	1,355	(11)	2006
Forsyth, GA	Note 2	588		1,035	1,623	(35)	2006
Hiram, GA	Note 3	1,497		960	2,457	(34)	2006
Kennesaw, GA	Note 3	907		508	1,415	(19)	2006
Lawrenceville, GA	Note 2	586		162	748	(25)	2004
Mableton, GA	Note 3	483		831	1,314	(19)	2006
Mableton, GA	Note 3	816		588	1,404	(17)	2006
Madison, GA	Note 2	937		746	1,683	(30)	2006
Marietta, GA	Note 2	2,707		8,974	11,681	(575)	2004
Marietta, GA	Note 2	572		759	1,331	(67)	2004
Marietta, GA	Note 3	797		437	1,234	(16)	2006
Marietta, GA	Note 2	3,455		529	3,984	(87)	2004
Marietta, GA	Note 2	2,282		325	2,607	(55)	2004
McDonough, GA	Note 2	707		620	1,327	(52)	2004
Millen, GA	Note 2	143		1,667	1,810	(89)	2004
Morrow, GA	—	641		452	1,093	(14)	2006
Norcross, GA	Note 3	764		470	1,234	(14)	2006
Snellville, GA	Note 2	844		611	1,455	(59)	2004
Statesboro, GA	Note 2	357		962	1,319	(60)	2004
Thomasville, GA	Note 2	414		1,936	2,350	(103)	2004
Tucker, GA	Note 2	5,065		1,503	6,568	(83)	2005
Valdosta, GA	—	626		316	942	—	2006
Valdosta, GA	Note 2	760		267	1,027	(32)	2004
Valdosta, GA	Note 2	194		267	461	(20)	2004
Villa Rica, GA	—	434		122	556	—	2006
Villa Rica, GA	Note 3	966		689	1,655	(24)	2006
Algona, IA	Note 2	51		262	313	(12)	2005
Burlington, IA	Note 2	215		401	616	(19)	2005
Burlington, IA	Note 2	258		350	608	(18)	2006
Burlington, IA	Note 4	301	Note 12	2,391	2,692	(44)	2006
Cedar Rapids, IA	Note 2	2,429		4,884	7,313	(342)	2004
Clarion, IA	Note 4	332		711	1,043	(14)	2006
Clear Lake, IA	Note 2	244		418	662	(20)	2005
Clinton, IA	Note 2	402		521	923	(23)	2005
Cresco, IA	Note 2	131		427	558	(20)	2005
Creston, IA	Note 2	93		197	290	(8)	2005
De Witt, IA	Note 2	229		464	693	(22)	2005
Decorah, IA	Note 2	139		114	253	(6)	2005
Des Moines, IA	Note 2	129		226	355	(11)	2005
Dubuque, IA	Note 2	399		178	577	(12)	2005
Dyersville, IA	Note 4	361		931	1,292	(17)	2006
Dyersville, IA	Note 2	212		366	578	(19)	2005
Estherville, IA	Note 4	528		443	971	(11)	2006
Forest City, IA	Note 2	250		308	558	(23)	2005
Independence, IA	Note 2	178		345	523	(16)	2005
Johnston, IA	6,853	2,614		8,619	11,233	(597)	2004
Manchester, IA	Note 2	250		393	643	(20)	2005
Maquoketa, IA	Note 2	170		80	250	(7)	2005
Mason City, IA	Note 2	150		483	633	(22)	2005
Mason City, IA	Note 4	1,977		3,433	5,410	(62)	2006
Mount Ayr, IA	Note 4	195		594	789	(10)	2006
Osceola, IA	Note 4	296		363	659	(7)	2006
Perry, IA	Note 4	598		861	1,459	(19)	2006
Tipton, IA	Note 2	220		278	498	(17)	2005
Vinton, IA	Note 2	100		120	220	(9)	2005
Washington, IA	Note 4	644		757	1,401	(16)	2006
Waukon, IA	Note 4	562		824	1,386	(17)	2006

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006				Accumulated
Description (Note 1)	Encumbrances	Land and Improvements		Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Boise, ID	Note 2	837		532	1,369	(49)	2004
Boise, ID	Note 4	5,594		8,875	14,469	(222)	2006
Boise, ID	Note 4	1,927		4,264	6,191	(75)	2006
Coeur d’Alene, ID	Note 4	5,821		3,912	9,733	(74)	2006
Idaho Falls, ID	Note 4	1,485		2,599	4,084	(48)	2006
Lewiston, ID	Note 4	356	Note 12	2,548	2,904	(85)	2006
Nampa, ID	Note 2	609		577	1,186	(41)	2004
Nampa, ID	Note 4	1,755		3,242	4,997	(59)	2006
Pocatello, ID	Note 4	2,696		3,296	5,992	(66)	2006
Twin Falls, ID	Note 4	1,638		2,998	4,636	(55)	2006
Aurora, IL	—	447		530	977	—	2006
Belvidere, IL	Note 4	2,581		3,241	5,822	(62)	2006
Bloomingdale, IL	—	473		1,876	2,349	—	2006
Bolingbrook, IL	Note 2	573		744	1,317	(31)	2005
Bridgeview, IL	Note 3	1,221		4,018	5,239	—	2006
Burr Ridge, IL	Note 2	738		890	1,628	(87)	2004
Byron, IL	Note 3	783		4,536	5,319	—	2006
Champaign, IL	—	2,528		4,547	7,075	(69)	2006
Charleston, IL	Note 2	309		128	437	(7)	2005
Chicago, IL	—	1,727		1,095	2,822	—	2006
Chicago, IL	Note 2	763		402	1,165	(17)	2005
Chicago, IL	Note 2	209		342	551	(18)	2005
Chicago, IL	Note 2	467		283	750	(15)	2005
Chicago, IL	Note 2	331		191	522	(14)	2005
Chicago, IL	Note 2	234		218	452	(14)	2005
Chicago, IL	Note 2	294		228	522	(13)	2005
Chicago, IL	Note 2	255		253	508	(13)	2005
Chicago, IL	Note 2	237		225	462	(13)	2005
Chicago, IL	Note 2	319		222	541	(12)	2005
Chicago, IL	Note 2	640		81	721	(7)	2005
Cicero, IL	Note 2	279		232	511	(13)	2005
Danville, IL	—	568		605	1,173	—	2006
Decatur, IL	Note 2	546		456	1,002	(25)	2005
DeKalb, IL	—	1,139		1,761	2,900	—	2006
Dixon, IL	Note 4	1,333		2,461	3,794	(47)	2006
East St. Louis, IL	Note 2	102		320	422	(17)	2005
Effingham, IL	Note 2	477		603	1,080	(27)	2005
Effingham, IL	Note 2	272		279	551	(13)	2005
Elgin, IL	—	1,113		1,436	2,549	—	2006
Elk Grove Village, IL	Note 5	2,489		5,646	8,135	—	2006
Elmwood Park, IL	Note 2	742		267	1,009	(12)	2005
Freeport, IL	Note 4	1,827		2,147	3,974	(48)	2006
Gilman, IL	Note 2	278		391	669	(23)	2005
Gurnee, IL	Note 2	583		525	1,108	(48)	2004
Harvey, IL	Note 2	355		246	601	(15)	2005
Havana, IL	Note 4	474		712	1,186	(15)	2006
Hodgkins, IL	—	1,267		1,932	3,199	—	2006
Jacksonville, IL	Note 4	3,350		3,014	6,364	(76)	2006
Joliet, IL	—	1,947		1,169	3,116	—	2006
Joliet, IL	Note 2	205		207	412	(13)	2005
Lake in the Hills, IL	—	1,367		1,015	2,382	—	2006
Lincoln, IL	Note 2	189		580	769	(24)	2005
Matteson, IL	—	1,356		1,605	2,961	—	2006
Mattoon, IL	Note 2	226		266	492	(28)	2004
Monmouth, IL	Note 4	1,963		938	2,901	(29)	2006
Monticello, IL	Note 4	636		954	1,590	(20)	2006
Mount Carmel, IL	Note 4	876		1,400	2,276	(26)	2006
Palatine, IL	Note 3	661		406	1,067	(4)	2006
Pana, IL	Note 2	154		106	260	(6)	2005
Paxton, IL	Note 2	412		431	843	(20)	2005
Peoria, IL	Note 2	132		310	442	(17)	2005
Quincy, IL	Note 4	3,105		4,322	7,427	(78)	2006
Rock Falls, IL	Note 2	292		810	1,102	(34)	2005
Romeoville, IL	Note 2	1,101		281	1,382	(14)	2005
Round Lake Beach, IL	—	862		1,236	2,098	—	2006
Salem, IL	Note 2	419		—	419	—	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Savanna, IL	Note 2	69	416	485	(15)	2005
Schaumburg, IL	—	558	297	855	—	2006
Shelbyville, IL	Note 2	257	111	368	(8)	2005
Springfield, IL	Note 2	880	685	1,565	(36)	2005
Springfield, IL	Note 2	523	587	1,110	(29)	2005
Springfield, IL	—	357	350	707	—	2006
Streamwood, IL	—	587	1,529	2,116	—	2006
Sullivan, IL	Note 4	525	748	1,273	(16)	2006
Taylorville, IL	Note 2	135	290	425	(11)	2005
Tuscola, IL	Note 4	661	764	1,425	(17)	2006
Urbana, IL	—	952	518	1,470	—	2006
Vandalia, IL	Note 2	325	237	562	(18)	2005
Warrenville, IL	Note 2	2,307	3,234	5,541	(138)	2005
Washington Park, IL	Note 2	111	301	412	(16)	2005
Westchester, IL	Note 3	707	301	1,008	(2)	2006
Westmont, IL	Note 2	1,284	4,350	5,634	(118)	2005
Attica, IN	Note 4	510	951	1,461	(19)	2006
Bloomfield, IN	Note 4	599	795	1,394	(17)	2006
Crawfordsville, IN	Note 2	436	543	979	(24)	2005
Evansville, IN	Note 2	563	—	563	—	2004
Fort Wayne, IN	Note 2	6,828	5,245	12,073	(236)	2004
Fort Wayne, IN	Note 2	1,023	2,141	3,164	(69)	2005
Fort Wayne, IN	Note 2	649	272	921	(17)	2005
Gary, IN	Note 2	126	555	681	(27)	2005
Gary, IN	Note 2	179	332	511	(20)	2005
Gary, IN	Note 2	94	408	502	(20)	2005
Indianapolis, IN	Note 2	342	517	859	(38)	2004
Indianapolis, IN	Note 2	157	732	889	(33)	2005
Indianapolis, IN	Note 2	206	375	581	(20)	2005
Indianapolis, IN	Note 2	221	281	502	(17)	2005
Indianapolis, IN	Note 2	157	315	472	(16)	2005
Indianapolis, IN	Note 2	379	203	582	(15)	2005
Indianapolis, IN	Note 2	324	178	502	(13)	2005
Indianapolis, IN	Note 2	1,974	2,441	4,415	(81)	2005
Indianapolis, IN	Note 2	662	416	1,078	(37)	2004
Loogootee, IN	Note 4	527	834	1,361	(17)	2006
Marion, IN	Note 2	336	310	646	(26)	2004
Merrillville, IN	—	307	899	1,206	(11)	2006
Mitchell, IN	Note 4	536	655	1,191	(15)	2006
Mooresville, IN	Note 2	423	499	922	(24)	2005
New Albany, IN	Note 2	325	459	784	(40)	2004
North Vernon, IN	2,158	748	2,305	3,053	(139)	2005
Petersburg, IN	Note 4	763	540	1,303	(16)	2006
Rockville, IN	Note 4	596	783	1,379	(17)	2006
Spiceland, IN	Note 2	6,530	3,479	10,009	(971)	2003
Whitestown, IN	Note 2	222	87	309	(13)	2004
Burlington, KS	Note 4	355	493	848	(10)	2006
Emporia, KS	Note 2	301	787	1,088	(58)	2004
Leawood, KS	Note 2	1,764	3,277	5,041	(136)	2005
Lenexa, KS	Note 5	1,219	5,269	6,488	—	2006
Overland Park, KS	Note 2	5,274	12,226	17,500	(396)	2005
Wichita, KS	Note 2	965	1,806	2,771	(126)	2004
Bowling Green, KY	Note 2	152	212	364	(16)	2004
Bowling Green, KY	Note 3	768	668	1,436	(15)	2006
Carrollton, KY	—	210	684	894	—	2006
Catlettsburg, KY	Note 2	5,834	4,675	10,509	(844)	2003
Florence, KY	Note 2	462	176	638	(27)	2004
Hodgenville, KY	Note 4	696	669	1,365	(16)	2006
Lexington, KY	Note 2	409	306	715	(26)	2004
Lexington, KY	Note 2	502	242	744	(19)	2005
Liberty, KY	Note 4	448	809	1,257	(15)	2006
Louisville, KY	Note 2	404	329	733	(25)	2004
Louisville, KY	Note 2	760	684	1,444	(26)	2005
Louisville, KY	Note 2	720	448	1,168	(20)	2005
Louisville, KY	Note 2	318	265	583	(20)	2004
Madisonville, KY	Note 2	389	1,270	1,659	(87)	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Marion, KY	Note 4	673	646	1,319	(15)	2006
Mayfield, KY	Note 3	282	549	831	(5)	2006
Mayfield, KY	Note 2	146	256	402	(30)	2004
Morgantown, KY	Note 4	509	721	1,230	(15)	2006
Munfordville, KY	Note 4	618	655	1,273	(15)	2006
Owensboro, KY	Note 2	606	—	606	—	2004
Scottsville, KY	Note 4	516	712	1,228	(15)	2006
Shelbyville, KY	Note 5	441	2,997	3,438	—	2006
Baker, LA	Note 2	186	530	716	(40)	2004
Baker, LA	Note 2	261	349	610	(34)	2004
Baton Rouge, LA	Note 2	367	594	961	(52)	2004
Baton Rouge, LA	Note 2	608	557	1,165	(51)	2004
Baton Rouge, LA	Note 2	451	476	927	(48)	2004
Baton Rouge, LA	Note 2	297	538	835	(48)	2004
Baton Rouge, LA	Note 2	698	282	980	(45)	2004
Baton Rouge, LA	Note 2	543	370	913	(40)	2004
Baton Rouge, LA	Note 2	321	333	654	(36)	2004
Baton Rouge, LA	Note 2	508	239	747	(30)	2004
Denham Springs, LA	Note 2	414	500	914	(46)	2004
New Orleans, LA	Note 2	337	310	647	(33)	2004
New Orleans, LA	Note 2	271	239	510	(25)	2004
Pineville, LA	Note 2	476	917	1,393	(71)	2004
Port Allen, LA	Note 2	515	476	991	(55)	2004
Canton, MA	42,326	15,421	41,638	57,059	(990)	2006
Cummington, MA	Note 2	936	4,502	5,438	(130)	2005
West Harwich, MA	Note 2	623	156	779	(40)	2004
Westfield, MA	Note 5	1,224	9,913	11,137	—	2006
Worcester, MA	Note 5	1,792	7,011	8,803	—	2006
Worcester, MA	8,408	2,377	9,268	11,645	(296)	2005
Annapolis, MD	Note 3	2,326	1,156	3,482	(9)	2006
Bowie, MD	Note 3	348	202	550	(1)	2006
Clinton, MD	Note 3	314	208	522	(1)	2006
Emmitsburg, MD	Note 3	148	234	382	(1)	2006
Frederick, MD	Note 3	982	304	1,286	(1)	2006
Frederick, MD	Note 3	459	259	718	(1)	2006
Hagerstown, MD	Note 3	588	353	941	(1)	2006
Hyattsville, MD	Note 3	723	237	960	(1)	2006
Lanham, MD	Note 3	324	216	540	(1)	2006
Laurel, MD	Note 3	303	210	513	(1)	2006
Silver Spring, MD	Note 3	1,020	238	1,258	(1)	2006
Thurmont, MD	Note 3	904	345	1,249	(1)	2006
Upper Marlboro, MD	Note 3	313	190	503	(1)	2006
Walkersville, MD	Note 3	401	261	662	(1)	2006
Allegan, MI	Note 4	693	1,015	1,708	(20)	2006
Alpena, MI	Note 2	236	2,402	2,638	(116)	2004
Canton, MI	Note 2	1,954	1,056	3,010	(114)	2004
Clare, MI	Note 4	1,124	616	1,740	(20)	2006
Detroit, MI	Note 2	333	288	621	(17)	2005
Detroit, MI	Note 2	387	234	621	(15)	2005
Detroit, MI	Note 2	403	218	621	(14)	2005
Detroit, MI	Note 2	248	283	531	(14)	2005
Detroit, MI	Note 2	307	235	542	(14)	2005
Detroit, MI	Note 2	262	240	502	(14)	2005
Detroit, MI	Note 2	382	179	561	(12)	2005
Detroit, MI	Note 2	412	180	592	(12)	2005
Detroit, MI	Note 2	261	151	412	(10)	2005
Dowagiac, MI	Note 4	716	824	1,540	(17)	2006
Escanaba, MI	Note 2	618	766	1,384	(29)	2005
Escanaba, MI	Note 4	2,641	2,556	5,197	(48)	2006
Flint, MI	Note 2	276	285	561	(16)	2005
Flint, MI	Note 2	640	5,827	6,467	(351)	2004
Fraser, MI	5,438	1,798	6,329	8,127	(306)	2005
Green Oak, MI	1,142	462	1,238	1,700	(70)	2005
Hart, MI	Note 4	523	1,184	1,707	(21)	2006
Houghton, MI	Note 4	1,821	3,046	4,867	(61)	2006
Kingsford, MI	Note 4	3,240	2,710	5,950	(53)	2006

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006				Accumulated
Description (Note 1)	Encumbrances	Land and Improvements		Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Livonia, MI	1,396	1,233		848	2,081	(55)	2005
Lowell, MI	Note 3	337		300	637	(19)	2005
Manistique, MI	Note 4	608		1,043	1,651	(21)	2006
Marquette, MI	Note 4	3,653		4,695	8,348	(84)	2006
Mason, MI	—	356		931	1,287	(23)	2005
Middleville, MI	2,285	414	Note 12	2,889	3,303	(143)	2005
Monroe, MI	Note 2	1,447		14,681	16,128	(421)	2005
Monroe, MI	Note 3	1,673		11,257	12,930	(25)	2006
Mount Pleasant, MI	Note 2	437		535	972	(18)	2005
Mount Pleasant, MI	—	713		944	1,657	—	2006
Newaygo, MI	Note 4	580		988	1,568	(19)	2006
Royal Oak, MI	—	3,231		7,893	11,124	(181)	2006
St. Clair Shores, MI	Note 2	1,106		571	1,677	(28)	2005
Sterling Heights, MI	Note 2	555		1,030	1,585	(35)	2005
Troy, MI	—	1,192		974	2,166	(23)	2006
Warren, MI	Note 2	455		216	671	(14)	2005
Westland, MI	Note 2	1,645		2,255	3,900	(147)	2005
Albert Lea, MN	Note 2	339		398	737	(22)	2005
Albert Lea, MN	Note 4	2,263		2,766	5,029	(54)	2006
Apple Valley, MN	Note 2	912		974	1,886	(79)	2004
Austin, MN	Note 4	3,446		3,518	6,964	(67)	2006
Buffalo, MN	Note 2	156		317	473	(16)	2005
Cloquet, MN	Note 2	330		275	605	(15)	2005
Columbia Heights, MN	Note 2	227		217	444	(11)	2005
Coon Rapids, MN	Note 2	1,071		625	1,696	(64)	2004
Crystal, MN	Note 2	168		267	435	(13)	2005
Detroit Lakes, MN	Note 4	749		1,191	1,940	(22)	2006
Duluth, MN	Note 2	58		500	558	(20)	2005
Duluth, MN	Note 2	254		313	567	(14)	2005
Duluth, MN	Note 4	4,292		6,076	10,368	(106)	2006
Eagan, MN	Note 2	486		524	1,010	(26)	2005
Eden Prairie, MN	Note 2	956		549	1,505	(51)	2004
Elk River, MN	Note 2	332		292	624	(17)	2005
Ely, MN	Note 4	216		151	367	(4)	2006
Ely, MN	Note 2	57		340	397	(14)	2005
Fairmont, MN	Note 4	2,088		3,132	5,220	(57)	2006
Fergus Falls, MN	Note 4	657		1,016	1,673	(17)	2006
Glenwood, MN	Note 4	705		1,204	1,909	(23)	2006
Grand Rapids, MN	Note 2	132		473	605	(20)	2005
Hermantown, MN	Note 2	1,957		7,647	9,604	(389)	2005
Hibbing, MN	Note 2	239		356	595	(18)	2005
Hutchinson, MN	Note 2	358		284	642	(16)	2005
Hutchinson, MN	Note 4	2,535		3,618	6,153	(65)	2006
Lakeville, MN	Note 2	283		548	831	(25)	2005
Mankato, MN	Note 4	5,159		3,701	8,860	(67)	2006
Maple Grove, MN	Note 2	1,643		975	2,618	(97)	2004
Maple Grove, MN	Note 2	951		553	1,504	(51)	2004
Maplewood, MN	Note 2	157		335	492	(15)	2005
Marshall, MN	Note 2	97		320	417	(15)	2005
Marshall, MN	Note 4	3,721		2,532	6,253	(54)	2006
Minneapolis, MN	Note 2	164		262	426	(12)	2005
New Hope, MN	Note 2	244		200	444	(11)	2005
Park Rapids, MN	Note 4	777		949	1,726	(18)	2006
Rochester, MN	Note 2	534		—	534	—	2005
Rochester, MN	Note 2	269		458	727	(24)	2005
Rochester, MN	Note 4	5,210		3,389	8,599	(66)	2006
Rochester, MN	Note 4	5,237		3,372	8,609	(63)	2006
Rosemount, MN	Note 2	428		366	794	(19)	2005
Sauk Centre, MN	Note 2	171		208	379	(12)	2005
Sauk Rapids, MN	Note 2	203		185	388	(10)	2005
Shakopee, MN	Note 2	280		428	708	(21)	2005
St. Cloud, MN	Note 4	4,598		5,740	10,338	(103)	2006
St. Cloud, MN	Note 4	3,172		3,822	6,994	(70)	2006
Stillwater, MN	Note 2	1,071		967	2,038	(106)	2004
Two Harbors, MN	Note 2	125		310	435	(13)	2005
Virginia, MN	Note 2	272		437	709	(21)	2005

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Winona, MN	Note 4	2,767	3,595	6,362	(70)	2006
Woodbury, MN	Note 2	475	504	979	(29)	2005
Worthington, MN	Note 4	1,927	3,070	4,997	(57)	2006
Albany, MO	Note 4	66	365	431	(6)	2006
Bethany, MO	Note 4	629	281	910	(9)	2006
Blue Springs, MO	Note 2	665	—	665	—	2005
Branson, MO	Note 2	1,333	2,148	3,481	(90)	2005
Ferguson, MO	Note 2	349	113	462	(11)	2005
Gallatin, MO	Note 4	52	372	424	(5)	2006
Jefferson City, MO	Note 2	380	131	511	(8)	2005
Kansas City, MO	Note 2	1,950	6,050	8,000	(420)	2004
Lees Summit, MO	Note 2	2,470	7,630	10,100	(518)	2004
Lees Summit, MO	Note 2	600	—	600	—	2005
Maplewood, MO	Note 2	196	167	363	(11)	2005
Memphis, MO	Note 4	418	267	685	(7)	2006
Normandy, MO	Note 2	236	316	552	(18)	2005
Overland, MO	Note 2	197	583	780	(27)	2005
Saint Ann, MO	Note 2	482	579	1,061	(29)	2005
Sedalia, MO	—	667	708	1,375	—	2006
Springfield, MO	Note 2	1,694	1,685	3,379	(81)	2005
Springfield, MO	—	345	748	1,093	—	2006
St. Louis, MO	Note 2	185	347	532	(17)	2005
St. Louis, MO	Note 2	419	212	631	(16)	2005
St. Louis, MO	Note 2	279	202	481	(14)	2005
St. Louis, MO	Note 2	176	226	402	(13)	2005
St. Louis, MO	Note 2	434	617	1,051	(49)	2004
St. Louis, MO	Note 2	436	549	985	(45)	2004
St. Louis, MO	Note 2	813	367	1,180	(45)	2004
Columbus, MS	Note 2	223	280	503	(26)	2004
D’Iberville, MS	Note 2	187	408	595	(29)	2004
Gulfport, MS	Note 2	603	418	1,021	(37)	2004
Gulfport, MS	Note 2	185	499	684	(35)	2004
Hattiesburg, MS	Note 2	237	563	800	(40)	2004
Jackson, MS	Note 2	474	2,576	3,050	(144)	2005
Moss Point, MS	Note 2	342	275	617	(24)	2004
Tupelo, MS	—	163	943	1,106	(10)	2006
Tupelo, MS	—	1,074	965	2,039	(6)	2006
Billings, MT	Note 4	2,518	3,946	6,464	(71)	2006
Glasgow, MT	Note 4	718	1,364	2,082	(28)	2006
Great Falls, MT	Note 2	1,174	3,570	4,744	(271)	2004
Great Falls, MT	Note 4	2,755	3,677	6,432	(71)	2006
Helena, MT	Note 4	2,471	4,916	7,387	(87)	2006
Miles City, MT	—	443	692	1,135	(17)	2005
Missoula, MT	2,964	2,062	2,824	4,886	(218)	2004
Missoula, MT	Note 4	3,615	3,981	7,596	(70)	2006
Plentywood, MT	Note 4	118	138	256	(3)	2006
Boone, NC	—	721	328	1,049	—	2006
Durham, NC	Note 2	2,037	2,514	4,551	(116)	2005
Fayetteville, NC	Note 3	554	1,078	1,632	(10)	2006
Fayetteville, NC	Note 3	417	614	1,031	(5)	2006
Fayetteville, NC	Note 3	417	537	954	(5)	2006
Garner, NC	Note 3	832	671	1,503	(6)	2006
Greensboro, NC	Note 2	2,710	2,213	4,923	(99)	2005
Hendersonville, NC	Note 2	556	2,074	2,630	(70)	2005
Hickory, NC	—	1,342	782	2,124	—	2006
Hickory, NC	Note 3	336	878	1,214	(8)	2006
Hickory, NC	Note 2	174	297	471	(22)	2004
Hope Mills, NC	Note 3	484	962	1,446	(8)	2006
Hudson, NC	Note 3	651	548	1,199	(7)	2006
Lillington, NC	Note 3	429	711	1,140	(6)	2006
Mebane, NC	Note 3	920	603	1,523	(5)	2006
Mint Hill, NC	—	773	316	1,089	—	2006
New Bern, NC	Note 2	608	411	1,019	(39)	2004
Raleigh, NC	Note 2	518	368	886	(36)	2004
Raleigh, NC	7,209	3,407	8,481	11,888	(611)	2004
Statesville, NC	Note 2	230	732	962	(49)	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006				Accumulated
Description (Note 1)	Encumbrances	Land and Improvements		Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Wilmington, NC	Note 2	1,500		3,029	4,529	(107)	2005
Wilmington, NC	Note 2	384		95	479	(21)	2004
Winston-Salem, NC	Note 2	1,510		2,036	3,546	(84)	2005
Dickinson, ND	Note 3	336		1,291	1,627	—	2006
Fargo, ND	Note 2	2,118		6,212	8,330	(385)	2004
Wahpeton, ND	Note 4	1,124		1,184	2,308	(25)	2006
Bellevue, NE	Note 4	2,840		2,609	5,449	(52)	2006
Grand Island, NE	Note 4	2,955		4,270	7,225	(84)	2006
Lincoln, NE	Note 4	3,464		3,279	6,743	(57)	2006
Lincoln, NE	Note 3	2,503		1,518	4,021	(12)	2006
Norfolk, NE	Note 4	2,474		2,545	5,019	(58)	2006
North Platte, NE	Note 4	2,522		2,968	5,490	(52)	2006
Omaha, NE	Note 4	1,072		6,114	7,186	(101)	2006
Omaha, NE	Note 4	7,465		12,308	19,773	(317)	2006
Omaha, NE	Note 4	4,813		3,517	8,330	(66)	2006
Omaha, NE	Note 4	4,940		3,431	8,371	(64)	2006
Sewell, NJ	9,652	937		9,113	10,050	(21)	2006
West Caldwell, NJ	Note 2	421		288	709	(34)	2004
Albuquerque, NM	Note 2	939		1,763	2,702	(117)	2004
Albuquerque, NM	Note 2	286		1,215	1,501	(65)	2004
Albuquerque, NM	Note 2	644		—	644	—	2004
Roswell, NM	Note 2	893		2,819	3,712	(193)	2004
Battle Mountain, NV	—	257		302	559	(11)	2005
Carson City, NV	—	499		53	552	(3)	2005
Elko, NV	—	488		65	553	(6)	2005
Elko, NV	—	501		—	501	—	2005
Fallon, NV	—	435		122	557	(10)	2005
Lovelock, NV	—	481		72	553	(7)	2005
Minden, NV	—	502		50	552	(4)	2005
Reno, NV	Note 2	1,279		7,372	8,651	(191)	2005
Sparks, NV	—	1,209		362	1,571	(15)	2005
Wells, NV	—	402		156	558	(13)	2005
Buffalo, NY	Note 2	622	Note 12	983	1,605	(33)	2005
Buffalo, NY	Note 2	557		621	1,178	(22)	2005
Buffalo, NY	Note 2	409		939	1,348	(51)	2004
Cheektowaga, NY	Note 2	464		494	958	(19)	2005
Cicero, NY	Note 2	2,837		5,819	8,656	(390)	2004
Colonie, NY	Note 2	666		649	1,315	(56)	2004
East Aurora, NY	Note 2	354		529	883	(20)	2005
Evans, NY	Note 2	455		297	752	(14)	2005
Fredonia, NY	—	277		262	539	—	2006
Hornell, NY	—	240		285	525	—	2006
Jamestown, NY	Note 2	348		569	917	(21)	2005
New Hartford, NY	Note 2	2,257		4,775	7,032	(399)	2004
Niagara Falls, NY	Note 2	1,036		754	1,790	(32)	2005
Oneida, NY	Note 2	1,072		1,282	2,354	(70)	2004
Springville, NY	Note 2	513		543	1,056	(21)	2005
Utica, NY	Note 2	452		598	1,050	(57)	2004
Akron, OH	Note 2	876		191	1,067	(40)	2004
Akron, OH	Note 2	468		513	981	(21)	2005
Akron, OH	Note 2	274		427	701	(22)	2005
Akron, OH	Note 2	176		286	462	(15)	2005
Akron, OH	Note 2	221		210	431	(13)	2005
Archbold, OH	Note 4	575		1,051	1,626	(21)	2006
Bellefontaine, OH	—	539		616	1,155	—	2006
Canal Fulton, OH	1,523	915		1,351	2,266	(98)	2005
Canton, OH	Note 2	168		532	700	(23)	2005
Cincinnati, OH	Note 2	829		519	1,348	(52)	2004
Columbus, OH	Note 2	225		376	601	(20)	2005
Columbus, OH	Note 2	237		305	542	(17)	2005
Columbus, OH	Note 2	576		580	1,156	(54)	2004
Columbus, OH	Note 2	689		564	1,253	(49)	2004
Columbus, OH	Note 2	630		575	1,205	(48)	2004
Columbus, OH	Note 2	564		496	1,060	(41)	2004
Columbus, OH	Note 2	747		769	1,516	(61)	2004
Columbus, OH	Note 2	590		5,455	6,045	(305)	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006				Accumulated
Description (Note 1)	Encumbrances	Land and Improvements		Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Columbus, OH	Note 2	1,295		3,594	4,889	(204)	2004
Dayton, OH	Note 2	2,048		612	2,660	(59)	2004
Edon, OH	Note 2	529		421	950	(43)	2004
Fairborn, OH	Note 2	843		333	1,176	(41)	2004
Greenfield, OH	Note 4	527		880	1,407	(18)	2006
Hilliard, OH	Note 2	869		1,409	2,278	(113)	2004
Lewis Center, OH	Note 2	567		489	1,056	(47)	2004
Lima, OH	Note 2	508		379	887	(19)	2005
Mansfield, OH	Note 2	202		329	531	(16)	2005
Mason, OH	Note 2	718		534	1,252	(51)	2004
Maumee, OH	Note 2	1,242		1,858	3,100	(157)	2004
Miamisburg, OH	—	627		683	1,310	—	2006
Minerva, OH	Note 4	1,025		724	1,749	(21)	2006
Montpelier, OH	Note 4	505		982	1,487	(19)	2006
North Canton, OH	—	339		359	698	—	2006
Sidney, OH	Note 2	923		3,984	4,907	(116)	2005
Tipp City, OH	—	711		308	1,019	—	2006
Uhrichsville, OH	Note 2	242		2,198	2,440	(117)	2004
West Carrollton, OH	—	759		507	1,266	—	2006
Woodsfield, OH	Note 4	632		863	1,495	(19)	2006
Zanesville, OH	Note 2	334		874	1,208	(34)	2005
Ada, OK	Note 2	315		291	606	(17)	2005
Bixby, OK	Note 2	4,350		8,150	12,500	(529)	2004
Chickasha, OK	Note 2	411		815	1,226	(34)	2005
Edmond, OK	Note 2	1,179		464	1,643	(21)	2005
Madill, OK	Note 2	168		214	382	(27)	2004
Norman, OK	Note 3	1,523		1,166	2,689	(26)	2006
Shawnee, OK	Note 2	371		1,104	1,475	(50)	2005
Tulsa, OK	Note 2	1,031		633	1,664	(33)	2005
Tulsa, OK	Note 3	1,933		4,770	6,703	(89)	2006
Tulsa, OK	Note 2	157		498	655	(31)	2004
Tulsa, OK	—	140		154	294	—	2006
Yukon, OK	Note 2	502		348	850	(39)	2004
Hillsboro, OR	—	800		370	1,170	—	2006
Portland, OR	Note 2	661		524	1,185	(43)	2004
Prineville, OR	Note 2	480		4,083	4,563	(117)	2005
Salem, OR	Note 2	1,019		4,916	5,935	(145)	2005
Salem, OR	Note 2	805		4,307	5,112	(128)	2005
Salem, OR	Note 2	1,032		3,531	4,563	(106)	2005
Salem, OR	Note 2	829		3,597	4,426	(106)	2005
Salem, OR	Note 2	594		2,392	2,986	(72)	2005
Carlisle, PA	Note 2	630		1,032	1,662	(95)	2004
Coatesville, PA	Note 3	654		282	936	(4)	2006
Ephrata, PA	Note 3	678		243	921	(11)	2006
Exton, PA	Note 5	1,750		7,111	8,861	—	2006
Harrisburg, PA	Note 3	310		437	747	(14)	2006
Harrisburg, PA	Note 3	688		316	1,004	(12)	2006
Harrisburg, PA	Note 3	578		276	854	(11)	2006
Lancaster, PA	—	315		224	539	(4)	2006
Lebanon, PA	Note 3	558		388	946	(15)	2006
Mars, PA	Note 2	481		2,449	2,930	(183)	2004
Mechanicsburg, PA	Note 3	829		466	1,295	(18)	2006
New Castle, PA	Note 3	297		5,365	5,662	—	2006
New Cumberland, PA	Note 3	631		290	921	(11)	2006
Philadelphia, PA	Note 2	1,324		1,982	3,306	(98)	2005
Philadelphia, PA	Note 2	552		986	1,538	(53)	2004
Pittsburgh, PA	Note 2	1,028		2,182	3,210	(158)	2004
Scottdale, PA	Note 5	508		11,306	11,814	—	2006
Tannersville, PA	Note 2	10,265	Note 12	37,807	48,072	(3,889)	2005
Aiken, SC	Note 2	120		265	385	(17)	2004
Columbia, SC	Note 2	2,288		2,239	4,527	(85)	2005
Columbia, SC	15,314	2,036		19,289	21,325	(643)	2005
Florence, SC	Note 2	229		179	408	(19)	2004
Greenville, SC	Note 2	2,183		1,576	3,759	(83)	2005
Greenville, SC	Note 2	378		192	570	(21)	2004
Greer, SC	Note 2	388		112	500	(19)	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Moncks Corner, SC	Note 2	452	399	851	(38)	2004
Rock Hill, SC	Note 2	365	641	1,006	(24)	2005
Sumter, SC	—	989	4,703	5,692	(64)	2006
West Columbia, SC	Note 2	265	595	860	(41)	2004
West Columbia, SC	Note 2	300	132	432	(16)	2004
Aberdeen, SD	Note 4	3,143	2,636	5,779	(54)	2006
Madison, SD	Note 4	905	914	1,819	(20)	2006
Mitchell, SD	Note 4	3,474	2,769	6,243	(53)	2006
Rapid City, SD	Note 3	905	1,296	2,201	—	2006
Rapid City, SD	Note 4	4,280	3,609	7,889	(71)	2006
Sioux Falls, SD	Note 4	4,421	3,509	7,930	(66)	2006
Sturgis, SD	Note 4	380	627	1,007	(12)	2006
Vermillion, SD	Note 4	664	871	1,535	(17)	2006
Watertown, SD	Note 4	2,746	3,076	5,822	(57)	2006
Alcoa, TN	Note 2	250	443	693	(17)	2005
Athens, TN	Note 2	612	390	1,002	(23)	2005
Athens, TN	Note 2	322	623	945	(57)	2004
Brentwood, TN	Note 3	442	652	1,094	(11)	2006
Bristol, TN	Note 2	382	131	513	(27)	2004
Centerville, TN	Note 4	411	658	1,069	(13)	2006
Chattanooga, TN	Note 2	327	575	902	(46)	2004
Chattanooga, TN	Note 3	584	400	984	(4)	2006
Cleveland, TN	—	486	513	999	—	2006
Clinton, TN	Note 2	401	112	513	(27)	2004
Columbia, TN	Note 3	869	918	1,787	(19)	2006
Crossville, TN	Note 2	307	489	796	(18)	2005
Elizabethton, TN	Note 2	456	98	554	(23)	2004
Erwin, TN	Note 2	271	216	487	(29)	2004
Greenville, TN	Note 2	260	443	703	(17)	2005
Harriman, TN	Note 2	334	659	993	(25)	2005
Jackson, TN	Note 2	194	218	412	(18)	2004
Kingsport, TN	Note 2	445	185	630	(38)	2004
Knoxville, TN	Note 2	246	119	365	(17)	2004
Knoxville, TN	Note 2	458	544	1,002	(20)	2005
Knoxville, TN	Note 2	270	348	618	(14)	2005
Knoxville, TN	Note 2	300	300	600	(14)	2005
Knoxville, TN	Note 2	454	135	589	(7)	2005
Knoxville, TN	Note 2	616	180	796	(35)	2004
Knoxville, TN	Note 2	510	225	735	(35)	2004
Knoxville, TN	Note 2	457	135	592	(26)	2004
Lenoir City, TN	Note 2	594	240	834	(12)	2005
Livingston, TN	Note 4	410	704	1,114	(14)	2006
Maryville, TN	Note 2	399	128	527	(30)	2004
Maryville, TN	Note 2	606	135	741	(22)	2004
Memphis, TN	—	373	586	959	—	2006
Morristown, TN	Note 2	475	1,073	1,548	(41)	2005
Morristown, TN	Note 2	354	498	852	(20)	2005
Murfreesboro, TN	—	1,152	1,176	2,328	(23)	2006
Nashville, TN	Note 5	387	3,341	3,728	—	2006
Oak Ridge, TN	Note 2	523	855	1,378	(31)	2005
Oak Ridge, TN	Note 2	417	225	642	(35)	2004
Oak Ridge, TN	Note 2	344	645	989	(54)	2004
Red Bank, TN	Note 2	523	506	1,029	(60)	2004
Smithville, TN	Note 4	471	688	1,159	(14)	2006
Somerville, TN	Note 4	358	451	809	(10)	2006
Sweetwater, TN	—	423	749	1,172	—	2006
Winchester, TN	—	537	64	601	—	2006
Abilene, TX	Note 2	1,105	2,837	3,942	(128)	2005
Addison, TX	Note 2	1,277	2,737	4,014	(179)	2004
Alvin, TX	Note 2	307	520	827	(34)	2004
Amarillo, TX	Note 2	447	403	850	(41)	2004
Amarillo, TX	6,058	1,639	6,256	7,895	(349)	2005
Amarillo, TX	2,126	968	1,844	2,812	(137)	2005
Amarillo, TX	2,173	584	2,275	2,859	(126)	2005
Amarillo, TX	2,180	827	2,047	2,874	(125)	2005
Arlington, TX	Note 2	2,006	1,998	4,004	(137)	2004

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Arlington, TX	Note 2	1,816	2,090	3,906	(98)	2005
Austin, TX	Note 2	735	864	1,599	(73)	2004
Austin, TX	Note 8	3,656	7,033	10,689	(276)	2005
Bryan, TX	Note 2	319	450	769	(47)	2004
Bryan, TX	Note 2	564	844	1,408	(52)	2004
Burkburnett, TX	3,426	939	3,512	4,451	(197)	2005
Cedar Hill, TX	—	627	517	1,144	—	2006
Childress, TX	802	522	565	1,087	(57)	2005
Cleveland, TX	Note 9	287	1,911	2,198	(52)	2005
Conroe, TX	Note 3	4,138	388	4,526	(13)	2006
Conroe, TX	Note 2	409	786	1,195	(63)	2004
Conroe, TX	Note 8	2,656	5,959	8,615	(219)	2005
Copperas Cove, TX	Note 2	492	490	982	(38)	2004
Corrigan, TX	Note 9	214	936	1,150	(30)	2005
Dallas, TX	Note 2	1,487	1,426	2,913	(97)	2004
Dallas, TX	Note 2	1,072	374	1,446	(31)	2004
Dallas, TX	Note 3	1,185	5,544	6,729	(76)	2006
Dallas, TX	Note 2	1,444	19,113	20,557	(668)	2005
Denison, TX	—	688	263	951	(4)	2006
Denison, TX	Note 2	951	2,852	3,803	(44)	2006
Denison, TX	—	679	1,748	2,427	(28)	2006
Denison, TX	Note 2	266	584	850	(47)	2004
Denison, TX	—	851	2,083	2,934	(34)	2006
Diboll, TX	Note 9	435	1,100	1,535	(42)	2005
Eagle Pass, TX	Note 2	891	2,195	3,086	(116)	2005
Edinburg, TX	Note 2	1,000	2,020	3,020	(109)	2005
El Paso, TX	Note 2	1,464	3,328	4,792	(204)	2004
El Paso, TX	Note 2	614	1,658	2,272	(87)	2005
Fort Worth, TX	Note 8	2,162	5,700	7,862	(209)	2005
Granbury, TX	Note 2	1,068	2,042	3,110	(116)	2005
Grapevine, TX	Note 8	2,207	5,718	7,925	(210)	2005
Greenville, TX	Note 2	200	358	558	(13)	2005
Houston, TX	Note 2	2,203	3,984	6,187	(191)	2005
Houston, TX	Note 2	877	675	1,552	(79)	2004
Houston, TX	Note 2	888	718	1,606	(76)	2004
Houston, TX	Note 2	1,134	684	1,818	(75)	2004
Houston, TX	Note 2	1,723	699	2,422	(65)	2004
Houston, TX	—	575	351	926	(27)	2004
Houston, TX	Note 2	677	342	1,019	(27)	2004
Houston, TX	Note 3	635	301	936	(3)	2006
Irving, TX	Note 3	7,475	538	8,013	(117)	2006
Kerrville, TX	Note 3	261	372	633	(3)	2006
Kingwood, TX	Note 2	888	736	1,624	(78)	2004
Lake Jackson, TX	Note 2	906	2,365	3,271	(123)	2005
Levelland, TX	2,811	953	2,738	3,691	(170)	2005
Lewisville, TX	Note 8	1,768	4,966	6,734	(181)	2005
Live Oak, TX	Note 2	1,738	4,490	6,228	(326)	2004
Longview, TX	Note 2	1,495	3,078	4,573	(124)	2005
Lubbock, TX	Note 2	391	641	1,032	(41)	2004
Lubbock, TX	Note 2	504	1,164	1,668	(54)	2005
Lubbock, TX	Note 2	408	442	850	(45)	2004
Lubbock, TX	2,834	1,125	2,614	3,739	(172)	2005
Lufkin, TX	Note 9	550	841	1,391	(34)	2005
Mansfield, TX	—	444	702	1,146	—	2006
Navasota, TX	Note 9	77	1,937	2,014	(52)	2005
New Braunfels, TX	—	1,953	7,947	9,900	(188)	2006
Pasadena, TX	Note 2	526	929	1,455	(56)	2004
Pasadena, TX	Note 2	1,123	333	1,456	(30)	2004
Perryton, TX	942	816	458	1,274	(76)	2005
Plainview, TX	4,722	714	5,092	5,806	(184)	2005
Plano, TX	Note 8	2,860	6,653	9,513	(241)	2005
Rio Grande City, TX	Note 2	604	1,284	1,888	(74)	2005
San Antonio, TX	Note 2	1,808	5,092	6,900	(224)	2005
San Antonio, TX	Note 3	589	517	1,106	(5)	2006
San Antonio, TX	Note 3	379	456	835	(5)	2006
San Antonio, TX	Note 3	528	387	915	(4)	2006

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006				Accumulated
Description (Note 1)	Encumbrances	Land and Improvements		Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
San Antonio, TX	Note 3	528		297	825	(4)	2006
San Antonio, TX	Note 3	438		357	795	(4)	2006
San Antonio, TX	—	2,019		5,955	7,974	(15)	2006
Snyder, TX	3,761	658		4,229	4,887	(203)	2005
Timpson, TX	Note 9	258		270	528	(17)	2005
Tyler, TX	Note 2	399		1,066	1,465	(80)	2004
Vernon, TX	3,138	817		3,271	4,088	(181)	2005
Waco, TX	Note 2	331		370	701	(32)	2004
Weslaco, TX	Note 2	830		2,126	2,956	(113)	2005
Wichita Falls, TX	4,462	—	Note 12	5,835	5,835	(377)	2005
American Fork, UT	Note 2	884		433	1,317	(43)	2004
Brigham City, UT	Note 4	1,736		2,209	3,945	(42)	2006
Layton, UT	Note 4	2,746		2,955	5,701	(56)	2006
Logan, UT	Note 4	429	Note 12	3,143	3,572	(104)	2006
Ogden, UT	Note 4	2,298		3,413	5,711	(61)	2006
Provo, UT	Note 4	2,028		2,569	4,597	(48)	2006
Riverdale, UT	Note 4	2,823		2,607	5,430	(50)	2006
Salt Lake City, UT	Note 4	3,017		3,426	6,443	(64)	2006
Sandy, UT	Note 2	760		820	1,580	(72)	2004
Spanish Fork, UT	Note 4	1,289		2,655	3,944	(48)	2006
Tooele, UT	Note 2	443		524	967	(48)	2004
West Bountiful, UT	Note 4	2,753		3,370	6,123	(62)	2006
West Jordan, UT	Note 4	2,874		3,479	6,353	(65)	2006
West Valley City, UT	Note 4	2,626		3,537	6,163	(68)	2006
Alexandria, VA	—	1,135		229	1,364	—	2006
Chesapeake, VA	Note 2	784		477	1,261	(58)	2004
Christiansburg, VA	Note 2	512		151	663	(32)	2004
Culpeper, VA	—	418		198	616	—	2006
Dublin, VA	—	538		1,488	2,026	(4)	2006
Midlothian, VA	Note 7	6,363		4,961	11,324	(336)	2005
Midlothian, VA	Note 3	967		1,344	2,311	(3)	2006
Newport News, VA	Note 2	906		500	1,406	(63)	2004
Pulaski, VA	—	373		1,653	2,026	(4)	2006
Pulaski, VA	Note 2	360		214	574	(35)	2004
Radford, VA	Note 2	383		220	603	(40)	2004
Reston, VA	Note 3	1,053		205	1,258	(1)	2006
Richmond, VA	Note 3	1,710		1,349	3,059	(3)	2006
Richmond, VA	Note 3	941		2,094	3,035	(5)	2006
Roanoke, VA	Note 2	282		187	469	(21)	2004
Warrenton, VA	—	438		299	737	—	2006
Wytheville, VA	Note 2	357		149	506	(24)	2004
Colchester, VT	Note 2	832		823	1,655	(76)	2004
Manchester Center, VT	Note 2	912		4,479	5,391	(142)	2005
Kennewick, WA	Note 4	3,653		4,677	8,330	(86)	2006
Pullman, WA	Note 4	2,057		3,754	5,811	(70)	2006
Spokane, WA	Note 2	513		204	717	(31)	2004
Spokane, WA	Note 4	2,559		4,467	7,026	(82)	2006
Spokane, WA	Note 4	3,108		3,956	7,064	(69)	2006
Spokane, WA	Note 4	9	Note 12	2,035	2,044	(60)	2006
Union Gap, WA	Note 4	374	Note 12	3,039	3,413	(100)	2006
Walla Walla, WA	Note 4	2,325		1,709	4,034	(33)	2006
Yakima, WA	Note 4	2,307		4,045	6,352	(72)	2006
Appleton, WI	Note 4	4,442		5,104	9,546	(87)	2006
Appleton, WI	—	743		1,341	2,084	—	2006
Arcadia, WI	Note 4	651		807	1,458	(21)	2006
Ashland, WI	Note 4	423		705	1,128	(14)	2006
Beloit, WI	Note 4	2,898		3,927	6,825	(75)	2006
Clintonville, WI	Note 4	563		851	1,414	(18)	2006
De Pere, WI	Note 4	4,497		7,719	12,216	(199)	2006
De Pere, WI	Note 4	2,475		3,176	5,651	(54)	2006
De Pere, WI	Note 4	1,121		1,830	2,951	(38)	2006
De Pere, WI	Note 4	231		1,496	1,727	(24)	2006
De Pere, WI	Note 2	1,668		3,903	5,571	(230)	2005
Delavan, WI	Note 4	1,615		3,875	5,490	(70)	2006
Eau Claire, WI	Note 2	1,572		7,019	8,591	(339)	2005
Eau Claire, WI	Note 4	3,326		4,593	7,919	(84)	2006

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Fond du Lac, WI	Note 4	3,735	4,576	8,311	(78)	2006
Fort Atkinson, WI	Note 4	956	2,567	3,523	(46)	2006
Grafton, WI	Note 4	2,554	3,729	6,283	(71)	2006
Grand Chute, WI	Note 5	997	11,882	12,879	—	2006
Grand Chute, WI	Note 6	1,667	2,195	3,862	(125)	2005
Green Bay, WI	Note 4	7,582	10,947	18,529	(177)	2006
Green Bay, WI	Note 4	5,528	5,452	10,980	(93)	2006
Green Bay, WI	Note 4	4,290	4,051	8,341	(76)	2006
Green Bay, WI	Note 4	1,116	1,674	2,790	(35)	2006
Janesville, WI	Note 4	2,871	4,255	7,126	(76)	2006
Kenosha, WI	Note 2	3,081	7,692	10,773	(518)	2004
Kenosha, WI	Note 4	2,798	3,756	6,554	(72)	2006
Kewaunee, WI	Note 4	824	614	1,438	(18)	2006
Kimberly, WI	Note 4	3,207	4,180	7,387	(72)	2006
La Crosse, WI	Note 4	2,453	3,369	5,822	(61)	2006
Lake Hallie, WI	Note 4	2,380	3,472	5,852	(76)	2006
Lancaster, WI	Note 4	525	882	1,407	(17)	2006
Madison, WI	Note 4	3,655	5,077	8,732	(90)	2006
Madison, WI	Note 4	4,461	4,673	9,134	(85)	2006
Madison, WI	Note 4	2,527	3,997	6,524	(85)	2006
Manitowoc, WI	Note 4	2,327	3,535	5,862	(67)	2006
Marinette, WI	Note 4	1,347	3,300	4,647	(60)	2006
Marshfield, WI	Note 4	2,950	3,896	6,846	(67)	2006
Menasha, WI	Note 2	469	—	469	—	2005
Menasha, WI	Note 4	2,612	3,029	5,641	(56)	2006
Milwaukee, WI	—	853	1,876	2,729	—	2006
Monona, WI	Note 4	2,703	4,132	6,835	(78)	2006
Monroe, WI	Note 4	1,401	3,547	4,948	(64)	2006
Neenah, WI	Note 4	2,691	4,867	7,558	(85)	2006
Oconto, WI	Note 4	465	1,009	1,474	(20)	2006
Onalaska, WI	Note 4	2,235	3,847	6,082	(70)	2006
Oshkosh, WI	Note 2	718	580	1,298	(26)	2005
Oshkosh, WI	Note 4	3,242	3,845	7,087	(69)	2006
Port Washington, WI	Note 4	393	1,263	1,656	(26)	2006
Racine, WI	Note 4	2,799	4,729	7,528	(78)	2006
Rice Lake, WI	Note 4	1,460	3,027	4,487	(60)	2006
River Falls, WI	Note 4	1,656	3,794	5,450	(70)	2006
Rothschild, WI	Note 4	2,391	3,771	6,162	(71)	2006
Sheboygan, WI	Note 4	2,762	3,782	6,544	(78)	2006
Stevens Point, WI	Note 4	1,239	4,853	6,092	(73)	2006
Sturtevant, WI	Note 2	494	534	1,028	(22)	2005
Superior, WI	Note 2	244	624	868	(27)	2005
Watertown, WI	Note 4	2,807	3,938	6,745	(70)	2006
West Bend, WI	Note 4	2,980	3,594	6,574	(67)	2006

Spirit Finance Corporation
Schedule III - Real Estate Investments and Accumulated Depreciation

(Dollars in thousands)		Initial Cost to Company and Gross Carrying Amount at December 31, 2006			Accumulated
Description (Note 1)	Encumbrances	Land and Improvements	Building and Improvements	Total (Note 10)	Depreciation (Note 11)	Date Acquired
Wisconsin Rapids, WI	Note 4	3,330	4,228	7,558	(75)	2006
Martinsburg, WV	Note 2	572	934	1,506	(32)	2005
Martinsburg, WV	Note 2	109	98	207	(11)	2004
Martinsburg, WV	Note 2	2,241	3,117	5,358	(134)	2005
Moundsville, WV	Note 2	254	1,194	1,448	(64)	2004
Casper, WY	Note 3	65	703	768	—	2006
Casper, WY	Note 3	591	924	1,515	(24)	2006
Casper, WY	Note 3	706	729	1,435	(21)	2006
Cheyenne, WY	Note 3	249	1,933	2,182	—	2006
Cheyenne, WY	Note 3	983	559	1,542	(17)	2006
Cheyenne, WY	Note 3	743	282	1,025	(9)	2006
Cody, WY	Note 3	312	277	589	(8)	2006
Gillette, WY	Note 3	831	679	1,510	—	2006
Gillette, WY	Note 3	508	624	1,132	(17)	2006
Lander, WY	Note 4	250	541	791	(9)	2006
Lander, WY	Note 3	63	968	1,031	—	2006
Lander, WY	Note 3	131	183	314	(5)	2006
Powell, WY	Note 4	1,090	760	1,850	(16)	2006
Rawlins, WY	Note 4	439	471	910	(11)	2006
Rawlins, WY	Note 3	30	435	465	—	2006
Rawlins, WY	Note 3	319	903	1,222	(26)	2006
Riverton, WY	Note 3	279	328	607	(9)	2006
Sheridan, WY	Note 3	512	629	1,141	(16)	2006

Miscellaneous real estate investments	—	16,317	22,985	39,302	(110)

Net-lease mortgage notes payable (Note 2)	727,845
Secured credit facility (Note 3)	128,535
Other secured fixed-rate mortgage notes payable (Notes 4, 5, 6, 7, 8, 9)	777,356
Unsecured fixed-rate promissory note	2,178
	$1,799,374	$1,042,368	$1,688,630	$2,730,998	$(63,871)

(1)             All properties are free standing, single tenant commercial real estate properties that are leased to retail, distribution and service-oriented companies.

(2)             Assets listed above with an aggregate real estate carrying amount totaling $1.0 billion were pledged as collateral against $727.8 million in borrowings outstanding under the Company’s net-lease mortgage notes payable.

(3)             Assets listed above with an aggregate real estate carrying amount totaling $230.4 million were pledged as collateral against $128.5 million in borrowings outstanding under the Company’s secured credit facility.

(4)             Assets listed above with an aggregate real estate carrying amount totaling $827.0 million were pledged as collateral against $611.7 million fixed-rate mortgage note payable.

(5)             Assets listed above with an aggregate real estate carrying amount totaling $75.3 million were pledged as collateral against $56.3 million fixed-rate mortgage note payable.

(6)             Assets listed above with an aggregate real estate carrying amount totaling $43.9 million were pledged as collateral against $29.7 million fixed-rate mortgage note payable.

(7)             Assets listed above with an aggregate real estate carrying amount totaling $56.1 million were pledged as collateral against $38.5 million fixed-rate mortgage note payable.

(8)             Assets listed above with an aggregate real estate carrying amount totaling $51.3 million were pledged as collateral against $35.2 million fixed-rate mortgage note payable.

(9)             Assets listed above with an aggregate real estate carrying amount totaling $8.8 million were pledged as collateral against $6.1 million fixed-rate mortgage note payable.

(10)       At December 31, 2006, the book basis of net assets, including the related lease intangibles, exceeded the tax basis by approximately $471 million.

(11)       Depreciation is generally computed using the straight-line method over an estimated useful life of 40 years for buildings and 20 years for land improvements.

(12)       Some or all of the real estate for this property is subject to a noncancellable ground lease (see Note 7 of Notes to Consolidated Financial Statements).

Spirit Finance Corporation

Schedule III - Real Estate Investments and Accumulated Depreciation

The following table presents a reconciliation of real estate investment transactions (excluding related lease intangibles) from December 31, 2003 through December 31, 2006 (dollars in thousands):

	Real Estate Investments
	Number of Owned Properties	Cost	Accumulated Depreciation

Balance at December 31, 2003	4	$37,531	$—
2004 Activity:
Acquisitions	307	584,429	—
Depreciation	—	—	(4,320)
Sales	(4)	(5,916)	17
Balance, December 31, 2004	307	616,044	(4,303)
2005 Activity:
Acquisitions	325	845,643	—
Depreciation	—	—	(19,090)
Sales	(43)	(56,105)	664
Balance, December 31, 2005	589	1,405,582	(22,729)
2006 Activity:
Acquisitions	388	1,393,438	—
Depreciation	—	—	(41,940)
Sales	(46)	(68,022)	798
Balance, December 31, 2006	931	$2,730,998	$(63,871)

Exhibit Index

Exhibit No.	Description
2.1

Stock Purchase Agreement by and between Spirit Finance Acquisitions, LLC and SKO Group Holding Corp. dated May 9, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 9, 2006, filed on May 10, 2006).

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2005, filed on May 20, 2005).
3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).
4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).
4.2

Amended and Restated Master Indenture dated as of March 17, 2006, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, filed on March 21, 2006).

4.3

Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 26, 2005, filed on August 1, 2005).

4.4

Series 2006-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, filed on March 21, 2006).

10.1

Amended and Restated Employment Agreement between the Registrant and Morton H. Fleischer dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.2

Amended and Restated Employment Agreement between the Registrant and Christopher H. Volk dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.3

Amended and Restated Employment Agreement between the Registrant and Catherine F. Long dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.4

Amended and Restated Employment Agreement between the Registrant and Michael T. Bennett dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.5

Amended and Restated Employment Agreement between the Registrant and Jeffrey M. Fleischer dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.6

Amended and Restated Employment Agreement between the Registrant and Gregg A. Seibert dated October 16, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 16, 2006, filed on October 19, 2006).

10.7

Amended and Restated Spirit Finance Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2005, filed on May 20, 2005).

10.8

Stockholder Agreement between the Registrant and Spirit Finance Holdings, LLC dated as of October 15, 2003 (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).

10.9

Master Repurchase Agreement among Spirit Finance Corporation, Spirit SPE Warehouse Funding, LLC, Spirit Finance Acquisitions, LLC and Citigroup Global Markets Realty Corp. dated as of October 13, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2006, filed on October 19, 2006).

10.10

Amended and Restated Master Repurchase Agreement between Citigroup Global Markets Realty Corp. and the Registrant dated as of December 7, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 7, 2005, filed on December 8, 2005).

10.11

Extension Agreement between Spirit Finance Corporation and Citigroup Global Markets Realty Corp. dated September 11, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 11, 2006, filed on September 14, 2006).

10.12

Master Repurchase Agreement among the Registrant and Alpine Securitization Corp., Credit Suisse, New York Branch, as buyers, and Credit Suisse, New York Branch, as agent for the buyers, dated as of November 7, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 7, 2005, filed on November 8, 2005).

10.13

Second Amended and Restated Servicing Agreement Dated as of August 9, 2004 between the Registrant and Midland Loan Services, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-11, Registration No. 333-116408).

10.14

Amended and Restated Property Management and Servicing Agreement dated as of March 17, 2006, among Spirit Master Funding, LLC, Spirit Finance Corporation and Midland Loan Services, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 17, 2006, filed on March 21, 2006).

10.15

Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as landlord, and ShopKo Stores Operating Co., LLC dated May 31, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006).

10.16

Master Lease between Spirit SPE Portfolio 2006-3, LLC and Pamida Stores Operating Co., LLC dated May 31, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006).

10.17

Loan Agreement among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, collectively as borrowers, and Barclays Capital Real Estate Inc. and Citigroup Global Markets Realty Corp. dated May 31, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006, filed on June 6, 2006).

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
99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of October 28, 2006 (Successor), January 28, 2006 (Successor) and October 29, 2005 (Predecessor) and for the 13 and 39 Weeks Ended October 28, 2006 (Successor) and October 29, 2005 (Predecessor).