Form 10-K/A
period 2006-12-31
SPIRIT FINANCE CORP
filed 2007-05-04
CIK 1277406

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference to the proxy statement for the Registrant’s Annual Meeting of Stockholders filed pursuant to Regulation 14A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends certain portions of the Annual Report on Form 10-K of Spirit Finance Corporation for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “Original Filing”). Item 15—Exhibits and Financial Statement Schedules, of Part IV is being amended to include the audited financial statements of Specialty Retail Shops Holding Corp. and Subsidiaries as Exhibit 99.2 and the related consent of Deloitte & Touche LLP as Exhibit 23.2.

This Amendment contains only the section of the Original Filing which is being amended and the unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing (except where noted in the Amendment) and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings, if any, made with the SEC subsequent to the filing of the Original Filing.

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

1

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

2

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

12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of October 28, 2006 (Successor), January 28, 2006 (Successor) and October 29, 2005 (Predecessor) and for the 13 and 39 Weeks Ended October 28, 2006 (Successor) and October 29, 2005 (Predecessor).*

99.2

Audited financial statements of Specialty Retail Shops Holding Corp. and Subsidiaries (f/k/a SKO Group Holding Corp. and subsidiaries) as of February 3, 2007 and January 28, 2006, and for the 53 weeks ended February 3, 2007 (successor), the four weeks ended January 28, 2006 (successor), the 48 weeks ended December 31, 2005 (predecessor) and the 52 weeks ended January 29, 2005 (predecessor).

*                    Previously filed.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT FINANCE CORPORATION
Date: May 3, 2007	By:	/s/ CHRISTOPHER H. VOLK
Christopher H. Volk
President and Chief Executive Officer

4

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

12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Unaudited quarterly financial statements of SKO Group Holding Corp. and Subsidiaries as of October 28, 2006 (Successor), January 28, 2006 (Successor) and October 29, 2005 (Predecessor) and for the 13 and 39 Weeks Ended October 28, 2006 (Successor) and October 29, 2005 (Predecessor).*

99.2

Audited financial statements of Specialty Retail Shops Holding Corp. and Subsidiaries (f/k/a SKO Group Holding Corp. and subsidiaries) as of February 3, 2007 and January 28, 2006, and for the 53 weeks ended February 3, 2007 (successor), the four weeks ended January 28, 2006 (successor), the 48 weeks ended December 31, 2005 (predecessor) and the 52 weeks ended January 29, 2005 (predecessor).

*                    Previously filed.