Form 10-K/A
period 2006-12-31
SPIRIT FINANCE CORP
filed 2007-05-07
CIK 1277406

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 2 (the “Amendment”) amends certain portions of the Annual Report on Form 10-K/A (“Amendment No. 1”) of Spirit Finance Corporation for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on May 4, 2007. Exhibit 99.2 is being amended to correct a graphical image file that was inadvertently merged into a table in the exhibit. For the convenience of the reader, the entire text of Amendment No. 1 is included herewith as corrected.

This Amendment continues to speak as of the date of  the Annual Report on Form 10-K (the “Original Filing”) of Spirit Finance Corporation filed March 1, 2007 (except where noted in the Amendment) and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings, if any, made with the SEC subsequent to the filing of the Original Filing.

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

SPIRIT FINANCE CORPORATION
Date: May 4, 2007	By:	/s/ CHRISTOPHER H. VOLK
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