Form 10-Q
period 2007-03-31
SPIRIT FINANCE CORP
filed 2007-05-10
CIK 1277406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 114,085,085 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$1,104,676	$1,042,368
Buildings and improvements	1,771,357	1,688,630
Total real estate investments	2,876,033	2,730,998
Less: Accumulated depreciation	(78,019)	(63,871)
	2,798,014	2,667,127
Loans receivable	81,608	75,173
Net investments	2,879,622	2,742,300
Cash and cash equivalents	193,592	52,317
Lease intangibles, net	25,685	24,313
Deferred costs and other assets, net	33,566	37,660
Total assets	$3,132,465	$2,856,590

Liabilities and stockholders’ equity
Liabilities:
Secured credit facilities	$—	$128,535
Mortgages and notes payable	2,011,509	1,670,839
Accounts payable, accrued expenses and other liabilities	33,001	39,538
Dividends payable	25,099	23,653
Total liabilities	2,069,609	1,862,565
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 114,085,085 (2007) and 107,515,866 (2006) shares issued and outstanding	1,141	1,075
Capital in excess of par value	1,149,598	1,069,217
Accumulated distributions in excess of net income	(75,438)	(63,787)
Accumulated other comprehensive loss	(12,445)	(12,480)
Total stockholders’ equity	1,062,856	994,025
Total liabilities and stockholders’ equity	$3,132,465	$2,856,590

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rentals	$62,348	$30,921
Interest income on loans receivable	1,812	1,499
Interest and other income	664	638
Total revenues	64,824	33,058

Expenses:
General and administrative	4,773	4,207
Property costs	1,500	63
Merger costs	1,548	—
Depreciation and amortization	14,897	8,047
Interest	29,131	13,696
Total expenses	51,849	26,013

Income from continuing operations	12,975	7,045

Discontinued operations:
Income from discontinued operations	26	1,223
Net gains (losses) on sales of real estate	541	(133)
Total discontinued operations	567	1,090

Net income	$13,542	$8,135

Income per common share:
Basic:
Continuing operations	$0.12	$0.09
Discontinued operations	0.01	0.02
Net income	$0.13	$0.11
Diluted:
Continuing operations	$0.12	$0.09
Discontinued operations	0.01	0.02
Net income	$0.13	$0.11

Weighted average outstanding common shares:
Basic	107,762,002	76,413,164
Diluted	108,215,496	76,742,960

Cash dividends declared per common share	$0.22	$0.21

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$13,542	$8,135
Adjustments to net income:
Depreciation and amortization	14,907	8,252
Stock-based compensation	594	449
Real estate impairments	1,125	—
Amortization of deferred financing costs	442	727
Amortization of net interest rate swap hedge losses	122	223
Net (gains) losses on sales of real estate	(541)	133
Other noncash items	348	111
Changes in operating assets and liabilities:
Deferred costs and other assets	(2,109)	(616)
Accounts payable, accrued expenses and other liabilities	(3,294)	2,304
Net cash provided by operating activities	25,136	19,718

Cash flows from investing activities
Acquisitions of real estate	(142,958)	(139,980)
Investments in loans receivable	(7,110)	(11,401)
Proceeds from sales of real estate	3,210	5,629
Collections of principal on loans receivable	659	173
Net cash used in investing activities	(146,199)	(145,579)

Cash flows from financing activities
Borrowings under secured credit facilities	138,433	39,889
Repayments under secured credit facilities	(266,968)	(269,744)
Borrowings under mortgages and notes payable	350,300	344,570
Repayments under mortgages and notes payable	(6,186)	(2,839)
Deferred financing costs paid	(4,872)	(5,489)
Payments (made) received on interest rate swaps	(4,470)	5,825
Proceeds from issuances of common stock, net	79,849	153,591
Dividends paid on common stock	(23,748)	(14,288)
Net cash provided by financing activities	262,338	251,515

Net increase in cash and cash equivalents	141,275	125,654

Cash and cash equivalents, beginning of period	52,317	30,536
Cash and cash equivalents, end of period	$193,592	$156,190

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007

(Unaudited)

(dollars in thousands)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2006	107,515,866	$1,075	$1,069,217	$(63,787)	$(12,480)	$994,025
Net income				13,542		13,542
Change in net unrealized losses on cash flow hedges					(87)	(87)
Net cash flow hedge losses reclassified to earnings					122	122
Issuances of common stock, net	6,150,000	62	79,787			79,849
Dividends declared on common stock				(25,193)		(25,193)
Restricted stock activity, net	419,219	4	594			598
Balances at March 31, 2007	114,085,085	$1,141	$1,149,598	$(75,438)	$(12,445)	$1,062,856

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

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly-owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and its wholly-owned special purpose entities.  Spirit Finance formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company’s secured credit facility (see Note 5).  As a result, substantially all of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities.  The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity.  At March 31, 2007 and December 31, 2006, assets totaling $2.9 billion and $2.7 billion, respectively, were held and liabilities totaling $2.0 billion and $1.7 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.  All intercompany account balances and transactions have been eliminated in consolidation.

For a complete listing of the Company’s significant accounting policies, please refer to Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $4.0 million and $13.3 million at March 31, 2007 and December 31, 2006, respectively, in “Deferred costs and other assets, net” in the accompanying consolidated balance sheets.  The restricted cash balances primarily represented amounts required to be maintained under certain of the Company’s debt agreements.  In January 2007, $9.7 million of the restricted cash and escrow deposits held at December 31, 2006 was used to repay a maturing note payable.

New Accounting Standard

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had no unrecognized tax benefits and, accordingly, there will be no impact on the Company’s effective tax rate in future periods.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. All of the Company’s tax years remain subject to examination by these jurisdictions.  The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and any penalties as operating expenses. There is no accrual for interest or penalties at January 1, 2007 and March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

2. PROPOSED MERGER TRANSACTION

On March 12, 2007, Spirit Finance entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a consortium, including an affiliate of Macquarie Bank Limited, Kaupthing Bank hf. and other independent equity participants, will acquire the Company through a merger with Redford Merger Co. (“MergerCo”), a subsidiary of Redford Holdco, LLC (“Redford”), with Spirit Finance Corporation as the surviving company (the “Merger”).

If the Merger is completed, each outstanding share of common stock, $.01 par value, of the Company will be converted into the right to receive $14.50 in cash, without interest and less any applicable withholding taxes.  Holders of Spirit Finance’s restricted common stock that vest in connection with the Merger will receive $14.50 per vested share in cash, without interest and less any applicable withholding taxes. Also, immediately before completion of the Merger, all unvested options to acquire shares of the Company’s common stock granted to employees under the Company’s Amended and Restated 2003 Stock Option and Incentive Plan will vest in full.  Holders of each outstanding option will receive a cash payment equal to $14.50, less the exercise price of the option, multiplied by the number of shares of common stock covered by the option, without interest and less any applicable withholding taxes.

The Merger Agreement contains termination rights for both the Company and Redford, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Redford a termination fee equal to $31.0 million in cash plus certain out-of-pocket expenses incurred by Redford up to $2.25 million. Redford may be required to pay the Company an amount equal to certain out-of-pocket expenses incurred by the Company up to $2.25 million if the Merger Agreement is terminated under specified circumstances.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the approval of the transaction by stockholders holding a majority of the Company’s outstanding shares of common stock entitled to vote thereon.  The Merger is not subject to a financing condition and is expected to close promptly following the satisfaction of all closing conditions.

Concurrent with the execution of the Merger Agreement, Redford agreed to purchase 6,150,000 newly issued shares of Spirit Finance common stock at $12.99 per share in a private placement.  The Company used the proceeds of this March 2007 private placement to fund real estate acquisitions in the ordinary course of business.

All costs related to the Merger transaction are being expensed in the period incurred.  Merger costs totaled approximately $1.5 million for the three months ended March 31, 2007.

3. INVESTMENTS

At March 31, 2007, Spirit Finance had investments in 1,095 real estate properties, including 990 owned properties with a gross acquisition cost of approximately $2.9 billion (including $29.7 million of gross related lease intangibles, see Note 4), mortgage loans receivable with a carrying amount of $60.0 million and equipment and other loans receivable with an aggregate outstanding balance of $21.6 million.  A substantial portion of these investments are pledged as collateral under the Company’s debt obligations (see Note 5).

The Company’s investments are geographically dispersed throughout 45 states.  Only two states, Wisconsin and Texas, both at approximately 11%, accounted for 10% or more of the total dollar amount of Spirit Finance’s investment portfolio at March 31, 2007.

During the three months ended March 31, 2007, the Company had the following gross real estate acquisition and loan origination activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2006	1,034	$2,833,878
Acquisitions and loan originations	65	158,021
Sales (see Note 10)	(3)	(2,796)
Principal payments, premium amortization and other (b)	(1)	(1,800)
Balance, March 31, 2007	1,095	$2,987,303

(a)              The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

(b)             “Other” includes non-cash real estate impairment charges of $1.1 million which are included in “Property costs” in the accompanying consolidated statement of operations.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which our customers operate as of March 31, 2007 (dollars in thousands):

	Number of Properties	Total Dollar Amount of Investments (a)	Percentage of Total Dollar Amount of Investments
General and discount retailer properties	178	$827,978	28%
Restaurants	616	707,420	24
Specialty retailer properties	39	296,773	10
Movie theaters	25	223,460	7
Industrial properties	33	205,226	7
Automotive dealers, parts and service facilities	83	194,041	6
Educational facilities	20	157,055	5
Recreational facilities	7	100,298	3
Supermarkets	19	62,785	2
Distribution facilities	43	59,672	2
Interstate travel plazas	4	37,535	1
Call centers	2	33,988	1
Health clubs/gyms	5	23,022	1
Medical office	1	21,020	1
Convenience stores/car washes	11	18,720	1
Drugstores	9	18,310	1
Total investments	1,095	$2,987,303	100%

(a)          The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The Company’s properties are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at March 31, 2007 was approximately 15 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

Scheduled minimum future rentals to be received under the remaining noncancelable term of the operating leases at March 31, 2007 are as follows (dollars in thousands):

2007	$188,426
2008	251,683
2009	252,144
2010	252,411
2011	250,376
2012	250,184
Thereafter	2,484,419
Total future minimum rentals	$3,929,643

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessee’s gross sales or lease escalations based on future changes in the Consumer Price Index.

4. LEASE INTANGIBLES, NET

Intangible assets represent the value of in-place leases associated with those properties that the Company acquired subject to existing leases.  Total intangible assets are shown in the accompanying consolidated balance sheets net of accumulated amortization of $4.0 million at March 31, 2007 and $3.4 million at December 31, 2006.

5. DEBT

Secured Credit Facilities

The Company’s $400 million short-term secured credit facility is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.  As of March 31, 2007, the Company had no outstanding borrowings under its secured credit facility.

The facility matures in October 2007, with the ability to extend the facility with the consent of the bank.  Borrowings under the facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings.  At both March 31, 2007 and December 31, 2006, the one-month LIBOR was 5.32%.  The facility is structured as a master loan repurchase agreement and borrowings under the facility are secured by real estate properties owned by the Company (the Company can borrow up to 60% of the value of the properties) and may also be secured by the Company’s equity ownership interests in certain of the Company’s consolidated special purpose subsidiaries.

The Company is subject to various financial and nonfinancial covenants under the secured credit facility, including maintaining a minimum tangible net worth of $633.5 million, a maximum total debt to tangible net worth ratio of 4:1, a maximum ratio of total debt to total assets of 75% and a minimum liquidity requirement of $15 million.  As of March 31, 2007, Spirit Finance was in compliance with its covenants.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	March 31, 2007	December 31, 2006
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	$169,635	$171,724
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, balloon due 2021	296,447	297,821
Series 2007-1, Class A amortizing mortgage note, 5.74%, balloon due 2022	350,300	—
Secured fixed-rate amortizing mortgage notes payable:
8.44% - 9.02% Notes, effective rates 6.19% - 6.62%, balloons due 2010	32,068	32,201
5.78% Note, balloon due 2010	15,263	15,314
5.90% - 6.50% Notes, balloons due 2012	22,245	22,350
6.25% Note, balloon due 2013	6,330	—
5.40% Notes, balloons due 2014	34,581	34,714
5.26% - 5.62% Notes, balloons due 2015	113,751	114,177
5.037% - 8.39% Notes, balloons due 2016	42,189	42,326
6.59% Notes, balloons due 2016	609,955	611,650
5.85% Notes, interest only until January 2009, balloon due 2017	56,250	56,250
Secured fixed-rate promissory note, 4.61%, paid in January 2007	—	9,652
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,157	2,178
	2,009,471	1,668,657
Unamortized debt premium	2,038	2,182
Total mortgages and notes payable	$2,011,509	$1,670,839

The Company’s secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral.  As of March 31, 2007, Spirit Finance was in compliance with these covenants.  The net-lease mortgage notes payable are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $1.6 billion at March 31, 2007.  At March 31, 2007, the fixed-rate mortgage notes payable were secured by real estate properties with an aggregate investment value of $1.3 billion.

The mortgages and notes payable generally require monthly principal and interest payments and also require balloon payments totaling $44.8 million due in 2010, $19.5 million due in 2012, $4.8 million due in 2013, $29.8 million due in 2014, $96.6 million due in 2015, $567.2 million due in 2016, $49.8 million due in 2017, $258.3 million due in 2020, $176.2 million due in 2021 and $249.7 million due in 2022.  In general, the Company’s net-lease mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium; the Company’s other mortgages and notes payable generally are not prepayable but can be defeased, after an initial lock-out period, upon the posting of certain defeasance collateral.  The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. Scheduled debt maturities, including balloon payments, during the remainder of 2007 and the next five years are as follows (dollars in thousands):

2007	$21,667
2008	30,599
2009	33,318
2010	79,808
2011	36,764
2012	58,380
Thereafter	1,748,935
$2,009,471

The financing costs related to the establishment of the mortgages and notes payable and the secured credit facility are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument.  Unamortized financing costs totaled $21.5 million and $17.0 million at March 31, 2007 and December 31, 2006, respectively, and are included in “Deferred costs and other assets, net” in the accompanying consolidated balance sheets.

6. DERIVATIVE AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts (interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

In conjunction with the issuance of Series 2007-1 net-lease mortgage notes in March 2007 (see Note 5), the Company settled three forward-starting interest rate swap agreements for a net cash payment to the swap counterparty of $4.5 million because long-term rates had fallen since the inception of the hedges.  This amount will be amortized to earnings, using the effective interest method, as an increase in interest expense over a period of 15 years.

During the three months ended March 31, 2007 and 2006, amortization of net losses related to all settled swaps totaled $122,000 and $223,000, respectively, and is included in interest expense.  The net unamortized balance in “Accumulated other comprehensive loss” related to all interest rate swaps at March 31, 2007 totaled $12.4 million.

7. STOCKHOLDERS’ EQUITY

In January 2007, the Company granted 419,219 shares (net of forfeitures) of restricted stock to officers and employees under its stock-based compensation plan.  In March 2007, the Company issued 6,150,000 shares of common stock in a private placement (see Note 2), receiving net proceeds of $79.8 million.

8. COMMITMENTS AND CONTINGENCIES

At March 31, 2007, Spirit Finance had commitments totaling $228 million related to future property purchases and future improvements on properties the Company currently owns.  Over $200 million of the agreements to purchase property were completed in April 2007.  The future improvements, the majority of which are anticipated to be completed during the remainder of 2007, will include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced.  In addition, Spirit Finance is contingently liable for $5.7 million of debt of one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on the debt.

Recently, the Company was served with two lawsuits in connection with the Merger (see Note 2), each naming it and its directors and, in the case of one of the suits, also naming Macquarie Bank and Kaupthing Bank hf., as defendants.  The complaints allege, among other things, self-dealing and breach of fiduciary duty against the individual directors based on the claim that the proposed consideration for the stockholders in the Merger is inadequate.  The complaints seek, among other relief, certification of the lawsuits as class actions on behalf of all similarly situated stockholders.  The Company and the individual directors intend to vigorously defend the actions and, while no assurances can be given, the Company does not believe the lawsuits, if adversely determined, will have a material adverse effect on our financial condition or results of operations.

The Company may also be subject to claims or litigation in the ordinary course of business.  At March 31, 2007, there were no such outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

9. SIGNIFICANT CREDIT AND REVENUE CONCENTRATION

Spirit Finance’s real estate investments are operated by over 150 customers that provide retail, distribution or service activities across various industries.  Rental revenues under a master lease agreement with one tenant totaled 26% of Spirit Finance’s total revenues during the three months ended March 31, 2007.  The 112 properties that are operated by this tenant represented approximately 23% of Spirit Finance’s total assets at March 31, 2007.  No other individual tenant represented more than 4% of the Company’s total revenues or total assets at March 31, 2007.

10. DISCONTINUED OPERATIONS

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

The net gains (losses) from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Revenues	$37	$1,442

Expenses:
General and administrative	1	13
Depreciation and amortization	10	205
Interest	—	1
Total expenses	11	219

Income from discontinued operations	26	1,223
Net gains (losses) on sales of real estate (a)	541	(133)
Total discontinued operations	$567	$1,090

(a) Number of properties sold during period	3	6

11. INCOME PER COMMON SHARE

A reconciliation of the denominators used in the computation of basic and diluted income per common share is as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	107,762,002	76,413,164
Effect of unvested restricted stock	153,860	120,048
Effect of stock options (a)	299,634	209,748
Weighted average outstanding common shares used in the calculation of diluted income per common share	108,215,496	76,742,960

(a)          Options to purchase 15,000 shares of common stock were included in total stock options outstanding at March 31, 2006 but were not included in the computation of diluted net income per common share because the effect was not dilutive.

12. COMPREHENSIVE INCOME

The reconciliation of net income to comprehensive income is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income as reported	$13,542	$8,135
Change in net unrealized losses on cash flow hedges	(87)	5,877
Net cash flow hedge losses reclassified to earnings	122	223
Comprehensive income	$13,577	$14,235

13. SUPPLEMENTAL CASH FLOW INFORMATION

The Company assumed existing debt financing of $6.4 million related to real estate investments acquired during the three months ended March 31, 2007.  In addition, during the three months ended March 31, 2007, interim seller financing of $9.7 million was repaid with the Company’s restricted cash and escrow deposits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2007 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation is a self-managed and self-advised real estate investment trust, or REIT, formed as a Maryland corporation on August 14, 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities that contain our customers’ retail, distribution or service activities that are vital to the generation of their sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers.  Since we began purchasing real estate assets in December 2003, we have completed over $3.1 billion in real estate acquisitions and mortgage loan investments.

As of March 31, 2007, our gross investment in real estate properties and loans totaled nearly $3.0 billion and represented 1,095 owned or financed properties geographically diversified across 45 states.  Only two states, Wisconsin and Texas, both at approximately 11%, accounted for 10% or more of the total dollar value of our real estate and loan portfolio.  Of our total investment portfolio as of March 31, 2007, $2.9 billion, or 97%, represented the gross cost of real estate and related lease intangibles that we own and the remaining $81.6 million, or 3%, represented mortgage and other loans receivable.  Our properties are leased or financed to over 150 customers operating in various industries.  The three largest industries in which our customers operated at March 31, 2007 as a percentage of our total investment portfolio were the general and discount retail industry (28%), the restaurant industry (24%) and the specialty retail industry (10%).  As of March 31, 2007, our 10 largest customers as a percentage of the total investment portfolio were: ShopKo Stores Operating Co., LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); National Envelope Corporation; Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; Main Event Entertainment, LP, the operator of Main Event family entertainment centers; and CBH2O, LP, the operator of Camelback Ski Area and Camelbeach Waterpark in Pennsylvania.  Together, these customers accounted for 44% of our total investment portfolio at March 31, 2007.  ShopKo Stores Operating Co., LLC is the largest individual tenant at 25% of the portfolio.  No other individual tenant represents more than 4% of the total investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers and from interest income on our portfolio of loans receivable. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings.  The cash we generate from our long-term leases is expected to increase over the term of the leases because they generally contain rent escalation provisions; however, the amount of any future rent increases is variable and unpredictable since the majority of our escalation provisions are indexed to future changes in the Consumer Price Index (“CPI”).  We finance our real estate properties with long-term, fixed-rate debt which provides for a fixed monthly debt payment.  As of March 31, 2007, 96% of our investment portfolio was match-funded with long-term, fixed-rate debt.  As a result, we expect to realize a growing stream of net cash flows over the term of the leases.

We expect to grow through continuing our business strategy of acquiring single tenant, operationally essential real estate principally through sale-leaseback transactions.  Our ability to realize our plan of continued growth is dependent on achieving a substantial volume of acquisitions at attractive yields without compromising our underwriting criteria and our ability to effectively finance those acquisitions to meet our targeted yields.  The current environment for net lease real estate acquisitions continues to be highly competitive, with substantial amounts of capital competing for the same real estate investments, which has lead to an increase in the valuation of real estate investments.  This competitive environment could limit both the dollar volume of properties we acquire and the yield on those acquisitions.  We continue to maintain our strict underwriting and review of the underlying property fundamentals and we may delay or decline opportunities if we feel the financial returns do not warrant the capital risk.  In addition, the timing of completing property acquisitions, which is dependent on the completion of diligence and other factors that may not be under our control, may vary significantly from quarter to quarter. In response to these challenges, we are committed to seeking numerous potential investment opportunities through our full-time acquisitions staff and through our other sourcing relationships. We continue to seek opportunities to combine our cost of capital and operational structure with efficient leverage strategies to deliver competitively priced lease products to our customers.

Proposed Merger Transaction

On March 12, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a consortium including an affiliate of Macquarie Bank Limited, Kaupthing Bank hf. and other independent equity participants will acquire us through a merger with Redford Merger Co. (“MergerCo.”), a subsidiary of Redford Holdco, LLC (“Redford”), with Spirit Finance Corporation as the surviving company.  If the Merger is completed, each outstanding share of our common stock will be converted into the right to receive $14.50 in cash, without interest and less any applicable withholding taxes.

The Merger Agreement contains termination rights for both us and Redford, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Redford a termination fee equal to $31.0 million in cash plus certain out-of-pocket expenses incurred by Redford up to $2.25 million. Redford may be required to pay us an amount equal to certain out-of-pocket expenses incurred by us up to $2.25 million if the Merger Agreement is terminated under specified circumstances.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the approval of the transaction by a majority of our stockholders.  The Merger is not subject to a financing condition and is expected to close promptly following the satisfaction of all closing conditions.

Concurrent with the execution of the Merger Agreement, Redford agreed to purchase 6,150,000 newly issued shares of our common stock at $12.99 per share in a private placement.  We used the proceeds of this March 2007 private placement to fund real estate acquisitions in the ordinary course of business.

All costs related to the merger transaction are being expensed in the period they are incurred.  Merger costs totaled approximately $1.5 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our real estate investments have generally been acquired using a combination of cash and borrowings under our secured credit facilities or mortgage notes payable. As of March 31, 2007, we had a maximum aggregate borrowing capacity of $400 million under our secured credit facility.  We intend to fund future real estate investments initially with borrowings on our secured credit facility and then implement our long-term financing strategies by raising funds through the issuance of debt and additional equity capital.

During the first three months of 2007, we acquired or financed 65 single tenant commercial real estate properties through various transactions totaling over $158 million using a combination of proceeds from new borrowings and the private placement of 6,150,000 shares of our common stock.  At March 31, 2007, we had commitments totaling $228 million related to future property purchases and future improvements on properties we currently own.  Over $200 million of the agreements to purchase property were completed in April 2007 with the remainder expected to be completed by the end of the second quarter.  The future improvements, the majority of which are anticipated to be completed during the remainder of 2007, will include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced.  In addition to our commitments to acquire real estate, we maintain a pipeline of potential investments under review of greater than $2 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information, or we or our advisors are in current and active negotiations.  Investments under review are generally subject to significant change, and the timing of completing any such transactions may vary significantly from quarter to quarter.  After further diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue, and there is no assurance that we will ultimately complete any of the real estate acquisitions.  We continue to maintain disciplined underwriting criteria for new investments while also closely monitoring the ongoing credit quality of our existing investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with either scheduled increases, contingent increases based on future changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales.  At March 31, 2007, our weighted average noncancelable remaining initial lease term was approximately 15 years, and our leases generally provide for one or more renewal options.  Less than 2% of the leases in our real estate investment portfolio at March 31, 2007 will expire prior to 2012.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance.  Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital or operating expenditures on our properties.

Our operating expenses include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating expenses.  Noncash items include straight-line rental revenue, depreciation expense on the buildings and improvements in our real estate portfolio, real estate impairment charges, stock-based compensation (included in general and administrative expenses), and the amortization of deferred financing costs and net losses on our settled interest rate swaps (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $25.1 million for the three months ended March 31, 2007 as compared to $19.7 million for the same period in 2006, primarily due to the increases in net income and the non-cash adjustment for depreciation and amortization expense, which are reflective of the growth in our investment portfolio.

We intend to continue to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to minimize our exposure to corporate level federal income tax and excise tax on our earnings.  The distributions we pay may include a return of capital.  During the three months ended March 31, 2007, we declared dividends of $0.22 per share, totaling $25.2 million.  Cash for future distributions is expected to be generated from operations, although we may also borrow funds to make distributions.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which depend primarily on our receipt of payments from our leases and loans with respect to our real estate investments.

In order to continue to achieve significant growth in revenues and net income, we will need to make substantial real estate acquisitions, which will in turn require that we obtain significant additional debt and equity funding beyond our currently committed external sources of liquidity.  As noted earlier, in March 2007, Redford purchased 6,150,000 shares of our common stock at $12.99 per share in a private placement.  We used the proceeds of this private placement to fund real estate acquisitions in the ordinary course of business.

We generally use our $400 million revolving short-term credit facility to partially fund the initial purchase of real estate pending the issuance of long-term, fixed-rate debt.  As of March 31, 2007, no amounts were outstanding under this facility.  The facility is structured as a master loan repurchase agreement and our borrowings under the facility are secured by the underlying real estate properties we pledge (we can borrow up to 60% of the value of the properties) and may also be secured by our equity ownership interests in certain of our consolidated special purpose subsidiaries.  Borrowings under the facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings.  At March 31, 2007, the one-month LIBOR was 5.32%.  As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements.

In March 2007, we issued, through a private placement, $350.3 million aggregate principal amount of 5.74% amortizing net-lease mortgage notes with a balloon payment due at maturity in 2022.  We used a portion of the proceeds to repay balances outstanding under our secured credit facility.  The remaining proceeds will be used to provide funds for real estate acquisitions.  This was the third issuance under our master funding debt structure which was created in 2005.  At March 31, 2007, the aggregate balance of the net-lease mortgage notes totaled $1.1 billion and was secured by a collateral pool in excess of $1.5 billion in real estate assets.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium.  The notes also permit the substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, the note structure allows for the contribution of additional properties to the collateral pool and the issuance of additional series of notes secured by the increased collateral pool.

At March 31, 2007, the total carrying amount of our fixed-rate debt, including the net-lease mortgage notes described above, was $2.0 billion.  Real estate investments with an aggregate investment value of $2.9 billion were pledged as collateral for our total fixed-rate debt.

In conjunction with the March 2007 issuance of the net-lease mortgage notes, we settled three forward-starting interest rate swap agreements for a net cash payment to the swap counterparty in the amount of $4.5 million because long-term rates had fallen since the inception of the hedges.  This amount will be amortized to earnings, using the effective interest method, as an increase in interest expense over a period of 15 years.

Over the long-term, we expect lease rates on new leases to fluctuate commensurate with changes in long-term interest rates.  However, we may experience periods where long-term interest rates on future borrowings rise faster than lease rates on our existing portfolio of real estate investments, which may reduce our cash flow.  Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities.  At March 31, 2007, 96% of our investment portfolio was match-funded with long-term debt.

We are subject to various customary operating and financial covenants under our mortgage notes payable and our secured credit facility, including a limitation on our ability to incur additional indebtedness on the underlying secured real estate.  Our secured credit facility also includes, among other requirements, a minimum liquidity requirement of $15 million, a maximum total debt to tangible net worth ratio of 4:1, a maximum ratio of total debt to total assets of 75% and a minimum tangible net worth requirement of $633.5 million.  As of March 31, 2007, we were in compliance with all of our debt covenants and requirements.

In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facility will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio.  On a long-term basis, we intend to use a combination of debt and additional equity capital to accomplish our goal of acquiring real estate while maintaining our borrowings at a targeted leverage ratio (defined as the ratio of our total debt to total assets) of approximately 65%, however, we may exceed this leverage ratio target from time to time.  At March 31, 2007, our leverage ratio was 64%.  We intend to use substantially all of our properties to secure our borrowings under our various debt financings.

Results of Operations

Since we began purchasing real estate assets in December 2003, we have completed over $3.1 billion in real estate acquisitions and mortgage loan investments.  The increase in net income, as summarized in the following table, is reflective of the growth in our rental revenues as a result of the increase in the size of our investment portfolio.

	Three Months Ended
	March 31,
	2007	2006

Net income (in thousands)	$13,542	$8,135

Net income per diluted common share	$0.13	$0.11

Weighted average outstanding common shares – diluted (in millions)	108.2	76.7

The weighted average diluted common shares outstanding for the first quarter of 2007 increased by approximately 31 million shares as compared to the same period in 2006 primarily as a result of stock offerings completed during 2006.

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

We sold three and six properties during the three months ended March 31, 2007 and 2006, respectively.  Income from continuing operations and discontinued operations and the related per share amounts associated with all properties sold subsequent to January 1, 2006 are presented in the table below (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Income from continuing operations	$12,975	$7,045

Discontinued operations:
Income from discontinued operations	26	1,223
Net gains (losses) on sales of real estate	541	(133)
Total discontinued operations	567	1,090

Net income	$13,542	$8,135

Income per diluted common share:
Continuing operations	$0.12	$0.09
Discontinued operations	0.01	0.02
Net income	$0.13	$0.11

The following discussion includes the results of both continuing and discontinued operations as summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	Continuing Operations		Discontinued Operations		Total Operations
	2007	2006	2007	2006	2007	2006
Revenues	$64,824	$33,058	$37	$1,442	$64,861	$34,500
Expenses:
General and administrative expenses	6,321	4,207	1	13	6,322	4,220
Property costs	1,500	63	—	—	1,500	63
Depreciation and amortization	14,897	8,047	10	205	14,907	8,252
Interest	29,131	13,696	—	1	29,131	13,697

Revenues

Total revenues increased to $64.9 million for the first quarter of 2007 from $34.5 million for the first quarter of 2006.  The increase in revenues is the result of the growth in our investment portfolio primarily due to property acquisitions made over the past year.

Approximately 96% of the revenues we generated in the first quarter of 2007 were rental revenues from real estate properties we own and lease to our customers.  At March 31, 2007, substantially all of our properties were occupied and current in their monthly lease and loan payments.  Rental revenues from a master lease agreement with ShopKo Stores Operating Co., LLC totaled 26% of our total revenues during the first quarter of 2007.  No other individual tenant represented more than 4% of total revenues during the first quarter of 2007.  In comparison, during the first quarter of 2006, no single tenant represented more than 6% of total revenues.

Rental revenues have increased in relation to the growth in our investment portfolio.  Rental revenues, including rental revenues reclassified as discontinued operations, and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Rental revenues, excluding the adjustment for straight-line rent	$61,864	$32,004
Straight-line rent, net	511	359
Total rental revenues	$62,375	$32,363

Weighted average real estate investments	$2,843,279	$1,493,023

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs, and office and other expenses.  As our investment portfolio grows, our general and administrative expenses are expected to continue to increase; however, general and administrative expenses calculated as a percent of average gross investments are expected to continue to decline as we continue to manage our expense base and benefit from our scalable, cost-effective operation.  Employee-related expenses have increased primarily as a result of our real estate investment activity as we increased our work force from 38 at March 31, 2006 to 42 at March 31, 2007.  The large increase in the number of properties in our portfolio has also resulted in increased portfolio servicing and related costs, which costs will continue to grow proportionately with the growth in our investment portfolio.

Property costs represent costs associated with the real estate investment properties we own.  Our leases are generally triple-net; therefore, the lessee is responsible for the payment of all property operating expenses.  Since our tenants generally pay the property operating and maintenance costs, we do not, and do not expect to, incur significant capital or operating expenditures on our properties.  During the first quarter of 2007, we recognized $1.1 million of impairments on our long-lived real estate investment assets for which we determined, in accordance with our policy, that the carrying amount of the asset may not be recoverable.  Property costs for the three months ended March 31, 2007, also include costs associated with ground lease obligations where we lease certain land from third-party land owners. This expense is offset by rental revenues from the lease of these properties to the related building tenant.

Costs related to the proposed merger transaction, as previously discussed, totaled $1.5 million.  We expect to incur significant additional cash and non-cash merger-related expenses over the next six months.

Depreciation and amortization expense relates primarily to commercial buildings and improvements we own and the related lease intangibles. Depreciation and amortization expense was $14.9 million in the first quarter of 2007 as compared to $8.3 million in the same period in 2006.  The increase between periods was the result of the addition of properties to our real estate investment portfolio.  Depreciation and amortization expense is expected to increase in future periods as we continue to make investments in real estate.

The increase in interest expense during the first quarter of 2007 is primarily attributable to higher weighted average outstanding debt resulting from new borrowings used to grow our investment portfolio.  The increase in interest expense is also partially a result of an increase in the effective interest rate on our debt as a result of the new borrowings made during the past 12 months.  The following table summarizes our interest expense and related borrowings (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest expense	$27,986	$12,358
Amortization of deferred financing costs and net losses on settled interest rate swaps and debt insurer premium expense	1,145	1,339
Total interest expense	$29,131	$13,697

Weighted average debt outstanding	$1,867,255	$896,929

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

A reconciliation of net income calculated in accordance with GAAP to FFO is presented in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income (a)	$13,542	$8,135
Portfolio depreciation and amortization expense:
Continuing operations	14,850	8,005
Discontinued operations	10	205
Net (gains) losses on sales of real estate	(541)	133
FFO (a)(b)	$27,861	$16,478

(a)          Net income and FFO are after deducting merger costs of $1.5 million or $0.01 per diluted common share.

(b)         FFO includes the adjustment between scheduled rents and rental revenue recognized on a straight-line basis ($511,000 and $359,000 for the three months ended March 31, 2007 and 2006, respectively).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Spirit Finance is exposed to various financial market risks, especially interest rate risk. Interest rates and credit risk influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  We generally offer leases that provide for payments of base rent with either scheduled increases, increases based on changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales to help mitigate the effect of inflation.  Because the properties in our portfolio are generally leased to tenants under triple-net leases where the tenant is responsible for property costs and expenses, this tends to reduce our exposure to rising property expenses due to inflation.

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

In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through March 31, 2007, we have not experienced any significant credit losses.  In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

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

At March 31, 2007, our fixed-rate debt totaled $2.0 billion.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of our fixed-rate debt exceeded its carrying amount at March 31, 2007 by approximately $7.7 million.  Our mortgage and other loans receivable are also fixed-rate instruments.  At March 31, 2007, our mortgage and other loans receivable totaled $81.6 million.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate loans receivable exceeded its carrying amount by approximately $834,000 at March 31, 2007.  It is our intent to hold our fixed-rate loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  During the three months ended March 31, 2007, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR (which was relatively constant during the period), was $194.7 million.  Excluding the amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 6.7%.  Had the weighted average interest rate been 100 basis points higher (lower) during the first three months of 2007, our net income for the three months ended March 31, 2007 would have been reduced (increased) by approximately $487,000.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first three months of 2007 and assumes no other changes in our capital structure.

As of December 31, 2006, Spirit Finance had three outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $190.0 million.  In March 2007, the anticipated long-term debt was issued, and the interest rate swaps were settled for a net cash payment to the swap counterparty because long-term rates had fallen since the inception of the swaps.  The fair value of the interest rate swaps at the time of settlement, totaling $4.5 million, was recorded in accumulated other comprehensive income and is being amortized to earnings as an increase in interest expense over a period of 15 years.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Recently, the Company was served with two lawsuits in connection with the Merger (see Note 2), each naming it and its directors and, in the case of one of the suits, also naming Macquarie Bank and Kaupthing Bank hf., as defendants.  The complaints allege, among other things, self-dealing and breach of fiduciary duty against the individual directors based on the claim that the proposed consideration for the stockholders in the Merger is inadequate.  The complaints seek, among other relief, certification of the lawsuits as class actions on behalf of all similarly situated stockholders.  The Company and the individual directors intend to vigorously defend the actions and, while no assurances can be given, the Company does not believe the lawsuits, if adversely determined, will have a material adverse effect on our financial condition or results of operations.

We are not a party to any other material litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a discussion of factors that could affect our business and results of operations under the caption “Item 1A. Risk Factors.”  The following discussion updates and supplements the discussion contained in our Form 10-K, and should be read together with the factors set forth in our Form 10-K.  These factors, taken together, set forth important information that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements contained in this report relating to our financial results, operations and business prospects.  Except as set forth below, there have been no material changes to the risk factors set forth in our Form 10-K.

Our proposed merger with a subsidiary of Redford Holdco, LLC is subject to closing conditions and is the subject of lawsuits that could result in the merger not being completed, which may in turn result in a decline in the price of our common stock.

The proposed merger with a subsidiary of Redford Holdco, LLC, an entity organized by a consortium of purchasers including an affiliate of Macquarie Bank Limited, Kaupthing Bank hf. and other equity participants, is subject to customary closing conditions including the receipt of approval of our stockholders.  Many of the conditions to closing are outside our control.  If any condition to the closing of the merger is not satisfied or waived, if permissible, the merger will not be completed.  Furthermore, two lawsuits have been filed challenging the merger.  These lawsuits could result in a delay in the completion of the merger or in the merger not being completed.

If we do not complete the merger, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed with our stockholders receiving $14.50 in cash for each share of our common stock held.  We will also be obligated to pay fees and expenses we have incurred in connection with the merger, whether or not the merger is completed.  In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger.  Further, if the merger agreement is terminated under specified circumstances, we will be required to pay a termination fee of $31 million to the other parties to the merger agreement and reimburse their expenses up to $2.25 million.

Whether or not the proposed merger is completed, the pendency of the merger could disrupt our operations, which could adversely affect our business and financial results.

Whether or not the proposed merger is completed, there are various risks and uncertainties arising in connection with the pendency of the merger, including the diversion of management’s attention away from the execution of our existing business plan and negative perceptions among prospective tenants and business partners as to our future direction, both of which could adversely and potentially materially effect our business and our operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	13,000	(1)	$0.01	—	—
February 1, 2007 to February 28, 2007	8,000	(1)	$0.01	—	—
March 1, 2007 to March 31, 2007	—		—	—	—
Total	21,000	(1)	$0.01	—	—

(1)  We repurchased a total of 21,000 unvested shares of our restricted stock which were forfeited in accordance with the terms of the Spirit Finance Corporation 2003 Stock Option and Incentive Plan.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among Redford Holdco, LLC, Redford Merger Co. and Spirit Finance Corporation, dated as of March 12, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2007, filed March 13, 2007).

4.1

Series 2007-1 Indenture Supplement dated as of March 29, 2007, among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., as indenture trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2007, filed April 4, 2007).

10.1

Stock Purchase Agreement between Redford Holdco, LLC and Spirit Finance Corporation dated as of March 12, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2007, filed March 13, 2007).

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

SPIRIT FINANCE CORPORATION

Date: May 9, 2007	By:	/s/ Christopher H. Volk
Christopher H. Volk Chief Executive Officer and President

	By:	/s/ Catherine Long
Catherine Long Chief Financial Officer, Senior Vice President and Treasurer