Form 10-Q
period 2007-06-30
SPIRIT FINANCE CORP
filed 2007-08-09
CIK 1277406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

As of July 31, 2007, 114,084,785 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Spirit Finance Corporation
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments, at cost:
Real estate investments:
Land and improvements	$1,182,559	$1,042,368
Buildings and improvements	1,872,832	1,688,630
Total real estate investments	3,055,391	2,730,998
Less: Accumulated depreciation	(91,093)	(63,871)
	2,964,298	2,667,127
Loans receivable	82,095	75,173
Net investments	3,046,393	2,742,300
Cash and cash equivalents	151,582	52,317
Lease intangibles, net	25,230	24,313
Deferred costs and other assets, net	41,762	37,660
Total assets	$3,264,967	$2,856,590

Liabilities and stockholders’ equity
Liabilities:
Secured credit facilities	$—	$128,535
Mortgages and notes payable	2,154,320	1,670,839
Accounts payable, accrued expenses and other liabilities	29,790	39,538
Dividends payable	25,099	23,653
Total liabilities	2,209,209	1,862,565
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 125,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 375,000,000 shares authorized, 114,085,085 (2007) and 107,515,866 (2006) shares issued and outstanding	1,141	1,075
Capital in excess of par value	1,150,267	1,069,217
Accumulated distributions in excess of net income	(83,417)	(63,787)
Accumulated other comprehensive loss	(12,233)	(12,480)
Total stockholders’ equity	1,055,758	994,025
Total liabilities and stockholders’ equity	$3,264,967	$2,856,590

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rentals	$65,492	$38,235	$126,170	$68,166
Interest income on loans receivable	1,893	1,655	3,705	3,154
Other interest income	2,157	1,287	2,821	1,925
Total revenues	69,542	41,177	132,696	73,245

Expenses:
General and administrative	4,457	3,956	9,157	8,158
Property costs	390	99	863	162
Merger costs	1,524	—	3,072	—
Depreciation and amortization	15,717	9,488	30,278	17,317
Interest	33,039	19,570	62,170	33,266
Total expenses	55,127	33,113	105,540	58,903

Income from continuing operations	14,415	8,064	27,156	14,342

Discontinued operations:
Income from discontinued operations	857	1,758	1,117	3,748
Net gains on sales of real estate	1,848	1,400	2,389	1,267
Total discontinued operations	2,705	3,158	3,506	5,015

Net income	$17,120	$11,222	$30,662	$19,357

Income per common share:
Basic:
Continuing operations	$0.13	$0.10	$0.25	$0.18
Discontinued operations	0.02	0.04	0.03	0.06
Net income	$0.15	$0.14	$0.28	$0.24
Diluted:
Continuing operations	$0.13	$0.10	$0.25	$0.18
Discontinued operations	0.02	0.04	0.03	0.06
Net income	$0.15	$0.14	$0.28	$0.24

Weighted average outstanding common shares:
Basic	113,208,242	81,944,688	110,500,167	79,194,207
Diluted	113,810,282	82,183,382	111,027,934	79,478,452

Cash dividends declared per common share	$0.22	$0.21	$0.44	$0.42

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$30,662	$19,357
Adjustments to net income:
Depreciation and amortization	30,907	18,116
Stock-based compensation	1,251	897
Real estate impairments	1,125	—
Amortization of deferred financing costs	993	1,527
Amortization of net interest rate swap hedge losses	334	347
Net gains on sales of real estate	(2,389)	(1,267)
Other noncash items	834	185
Changes in operating assets and liabilities:
Deferred costs and other assets	(3,274)	(1,515)
Accounts payable, accrued expenses and other liabilities	(7,241)	4,366
Net cash provided by operating activities	53,202	42,013

Cash flows from investing activities
Acquisitions of real estate	(407,324)	(1,018,679)
Investments in loans receivable	(7,110)	(11,401)
Proceeds from sales of real estate	82,693	22,505
Collections of principal on loans receivable	6,075	6,200
Net cash used in investing activities	(325,666)	(1,001,375)

Cash flows from financing activities
Borrowings under secured credit facilities	138,433	157,289
Repayments under secured credit facilities	(266,968)	(387,144)
Borrowings under mortgages and notes payable	500,318	956,071
Repayments under mortgages and notes payable	(13,246)	(7,028)
Deferred financing costs paid	(4,880)	(6,377)
Payments (made) received on interest rate swaps	(4,470)	5,825
Proceeds from issuances of common stock, net	79,861	329,555
Dividends paid on common stock	(48,846)	(31,480)
Transfers to restricted cash and escrow deposits	(8,473)	(338)
Net cash provided by financing activities	371,729	1,016,373

Net increase in cash and cash equivalents	99,265	57,011

Cash and cash equivalents, beginning of period	52,317	30,536
Cash and cash equivalents, end of period	$151,582	$87,547

See accompanying notes.

Spirit Finance Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007

(Unaudited)

(dollars in thousands)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balances at December 31, 2006	107,515,866	$1,075	$1,069,217	$(63,787)	$(12,480)	$994,025
Net income				30,662		30,662
Change in net unrealized losses on cash flow hedges					(87)	(87)
Net cash flow hedge losses reclassified to earnings					334	334
Issuances of common stock, net	6,150,000	62	79,799			79,861
Dividends declared on common stock				(50,292)		(50,292)
Restricted stock activity, net	419,219	4	1,251			1,255
Balances at June 30, 2007	114,085,085	$1,141	$1,150,267	$(83,417)	$(12,233)	$1,055,758

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

Basis of Accounting and Principles of Consolidation

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements and notes should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements of Spirit Finance include the accounts of the Company and its wholly-owned subsidiaries, Spirit Management Company, Spirit Finance Acquisitions, LLC and its wholly-owned special purpose entities.  Spirit Finance formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable and to facilitate borrowings under the Company’s secured credit facility (see Note 5).  As a result, substantially all of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt.  Each special purpose entity is a separate legal entity and is the sole owner of its assets and liabilities.  The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity.  At June 30, 2007 and December 31, 2006, assets totaling $3.1 billion and $2.7 billion, respectively, were held and liabilities totaling $2.2 billion and $1.7 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.  All intercompany account balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $12.1 million at June 30, 2007 and $13.3 million at December 31, 2006 in “Deferred costs and other assets, net” in the accompanying consolidated balance sheets.  The restricted cash balances primarily represented amounts required to be maintained under certain of the Company’s debt agreements.  In January 2007, $9.7 million of the restricted cash and escrow deposits held at December 31, 2006 was used to repay a maturing note payable.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. All of the Company’s tax years remain subject to examination by these jurisdictions.  The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and any penalties as operating expenses. There is no accrual for interest or penalties at January 1, 2007 and June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

2. SUBSEQUENT EVENT—MERGER TRANSACTION

On July 2, 2007, the holders of a majority of the outstanding shares of common stock of Spirit Finance approved the merger (the “Merger”) of Spirit Finance with Redford Merger Co. (“MergerCo”) pursuant to the agreement and plan of merger, dated March 12, 2007, among Redford Holdco, LLC (“Redford”), MergerCo and Spirit Finance.  On August 1, 2007, the Merger was consummated and MergerCo was merged with and into the Company, with Spirit Finance being the surviving company.  As a result of the Merger, the Company is now a subsidiary of Redford.  Redford is owned by a consortium of investors, including an affiliate of Macquarie Bank Limited, Kaupthing Bank hf. and other independent equity participants.  The Company will continue to do business under the name “Spirit Finance Corporation” but its common stock is no longer listed for trading on the New York Stock Exchange.

In connection with the Merger, on August 1, 2007, MergerCo entered into an $850 million credit agreement (the “Credit Agreement”) with Redford, other guarantor parties listed in the Credit Agreement, the lenders, and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent.  Immediately following the closing of the Merger, the Company assumed all obligations of MergerCo under the Credit Agreement.  The proceeds from the Credit Agreement were used to partially fund the Merger, and the Company, through its assumption of the Credit Agreement, has agreed to secure all of its obligations under the Credit Agreement by granting to the collateral agent, for the benefit of the secured parties, a first priority security interest in various specified collateral of the Company and its subsidiaries.

As part of the Merger, each outstanding share of common stock of the Company was converted into the right to receive $14.50 in cash.  A prorated dividend for the period beginning July 1, 2007 through the effective date of the Merger was declared in connection with completion of the Merger.  In addition, immediately before completion of the Merger, all unvested options to acquire shares of the Company’s common stock granted to employees vested in full and all holders of unexercised options received a cash payment equal to $14.50, less the exercise price of the option, multiplied by the number of shares of common stock covered by the option.

All costs related to the Merger transaction are expensed in the period incurred.  Merger costs totaled $1.5 million for the quarter and $3.1 million for the six months ended June 30, 2007.

3. INVESTMENTS

At June 30, 2007, Spirit Finance had investments in 1,133 real estate properties, including 1,027 owned properties with a gross acquisition cost of approximately $3.1 billion (including $29.7 million of gross related lease intangibles, see Note 4), mortgage loans receivable with a carrying amount of $59.8 million and equipment and other loans receivable with an aggregate outstanding balance of $22.3 million.  A substantial portion of these investments are pledged as collateral under the Company’s debt obligations (see Note 5).

The Company’s investments are geographically dispersed throughout 45 states.  Only two states, Texas (12%) and Wisconsin (11%), accounted for 10% or more of the total dollar amount of Spirit Finance’s investment portfolio at June 30, 2007.

During the six months ended June 30, 2007, the Company had the following gross real estate acquisition and loan origination activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2006	1,034	$2,833,878
Acquisitions and loan originations	137	428,610
Sales (see Note 10)	(36)	(88,058)
Principal payments, premium amortization and other	(2)	(7,233)
Balance, June 30, 2007	1,133	$3,167,197

(a)             The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which our customers operate as of June 30, 2007 (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)	Percentage of Total Dollar Amount of Investments
General and discount retailer properties	178	$827,978	26%
Restaurants	604	697,530	22
Specialty retailer properties	34	251,100	8
Industrial properties	35	220,289	7
Movie theaters	24	220,081	7
Automotive dealers, parts and service facilities	87	215,277	7
Lumber suppliers	55	206,351	6
Educational facilities	20	157,055	5
Recreational facilities	7	100,280	3
Supermarkets	19	62,785	2
Distribution facilities	43	59,672	1
Interstate travel plazas	4	37,535	1
Call centers	2	33,988	1
Health clubs/gyms	5	23,022	1
Medical office	1	21,020	1
Drugstores	9	18,310	1
Convenience stores/car washes	6	14,924	1
Total investments	1,133	$3,167,197	100%

(a)          The dollar amount of investments includes the gross cost of land, buildings and lease intangibles related to properties owned and the carrying amount of loans receivable.

The 1,027 properties that the Company owns are leased to customers under long-term operating leases that typically include one or more renewal options.  The weighted average remaining noncancelable lease term at June 30, 2007 was approximately 15 years. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and insurance; therefore, Spirit Finance is generally not responsible for repairs or other capital expenditures related to the properties.

Scheduled minimum future rentals to be received under the remaining noncancelable term of the operating leases at June 30, 2007 are as follows (dollars in thousands):

2007	$133,558
2008	267,471
2009	267,936
2010	268,138
2011	266,151
2012	266,185
Thereafter	2,759,987
Total future minimum rentals	$4,229,426

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessee’s gross sales or lease escalations based on future changes in the Consumer Price Index.

4. LEASE INTANGIBLES, NET

Intangible assets represent the value of in-place leases associated with those properties that the Company acquired subject to existing leases.  Total lease intangibles are shown in the accompanying consolidated balance sheets net of accumulated amortization of $4.5 million at June 30, 2007 and $3.4 million at December 31, 2006.

5. DEBT

Secured Credit Facilities

The Company’s $400 million short-term secured credit facility is used to partially fund real estate acquisitions pending the issuance of long-term, fixed-rate debt.  As of June 30, 2007, the Company had no outstanding borrowings and no properties were pledged as collateral under its secured credit facility.

The facility matures in October 2007.  Borrowings under the facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings.  At both June 30, 2007 and December 31, 2006, the one-month LIBOR was 5.32%.  The facility is structured as a master loan repurchase agreement and borrowings under the facility are secured by real estate properties owned by the Company (the Company can borrow up to 60% of the value of the properties).  Borrowings may also be secured by the Company’s equity ownership interests in certain of the Company’s consolidated special purpose subsidiaries.

The Company is subject to various financial and nonfinancial covenants under the secured credit facility, including maintaining a minimum tangible net worth of $633.5 million, a maximum total debt to tangible net worth ratio of 4:1, a maximum ratio of total debt to total assets of 75% and a minimum liquidity requirement of $15 million.  As of June 30, 2007, Spirit Finance was in compliance with its covenants.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	June 30, 2007	December 31, 2006
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	$167,513	$171,724
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, balloon due 2021	295,053	297,821
Series 2007-1, Class A amortizing mortgage note, 5.74%, balloon due 2022	349,249	—
Secured fixed-rate amortizing mortgage notes payable:
8.44% - 9.02% Notes, effective rates 6.19% - 6.62%, balloons due 2010	31,947	32,201
5.78% Note, balloon due 2010	15,216	15,314
5.90% - 6.50% Notes, balloons due 2012	22,147	22,350
6.25% Note, balloon due 2013	6,275	—
5.40% Notes, balloons due 2014	34,457	34,714
5.26% - 5.62% Notes, balloons due 2015	113,352	114,177
5.037% - 8.39% Notes, balloons due 2016	42,063	42,326
6.59% Notes, balloons due 2016	608,454	611,650
5.85% Note, interest only until January 2009, balloon due 2017	56,250	56,250
6.172% Note, interest only until May 2009, balloon due 2017	150,018	—
Secured fixed-rate promissory note, 4.61%, paid in January 2007	—	9,652
Unsecured fixed-rate promissory note, 7.00%, due 2021	2,136	2,178
	2,152,430	1,668,657
Unamortized debt premium	1,890	2,182
Total mortgages and notes payable	$2,154,320	$1,670,839

The Company’s secured fixed-rate mortgage notes payable, which are obligations of its consolidated special purpose subsidiaries as described in Note 1, contain various covenants customarily found in mortgage notes, including a limitation on Spirit Finance’s ability to incur additional indebtedness on the underlying real estate collateral.  As of June 30, 2007, Spirit Finance was in compliance with these covenants.  The net-lease mortgage notes payable are secured by real estate properties and mortgage notes receivable with an aggregate investment value of $1.5 billion at June 30, 2007.  At June 30, 2007, the fixed-rate mortgage notes payable were secured by real estate properties with an aggregate investment value of $1.5 billion.

The mortgages and notes payable generally require monthly principal and interest payments and also require balloon payments totaling $44.8 million due in 2010, $19.5 million due in 2012, $4.8 million due in 2013, $29.8 million due in 2014, $96.6 million due in 2015, $567.2 million due in 2016, $183.5 million due in 2017, $258.3 million due in 2020, $176.2 million due in 2021 and $249.7 million due in 2022.  In general, the Company’s net-lease mortgage notes payable can be prepaid in whole or in part upon payment of a yield maintenance premium; the Company’s other mortgages and notes payable generally are not prepayable but can be defeased, after an initial lock-out period, upon the posting of certain defeasance collateral.  The debt premium is amortized to interest expense using the effective interest method over the terms of the related notes. Scheduled debt maturities, including balloon payments, during the remainder of 2007 and the next five years are as follows (dollars in thousands):

2007	$14,607
2008	30,599
2009	34,241
2010	81,521
2011	38,587
2012	60,293
Thereafter	1,892,582
$2,152,430

The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument.  Unamortized financing costs totaled $20.9 million at June 30, 2007 and $17.0 million at December 31, 2006 and are included in “Deferred costs and other assets, net” in the accompanying consolidated balance sheets.

6. DERIVATIVE AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts (interest rate swaps) to manage its exposure to changes in interest rates on forecasted debt transactions. Spirit Finance does not enter into derivative contracts for speculative or trading purposes.

In conjunction with the issuance of Series 2007-1 net-lease mortgage notes in March 2007 (see Note 5), the Company settled three forward-starting interest rate swap agreements for a net cash payment to the swap counterparty of $4.5 million because long-term rates had fallen since the inception of the hedges.  This amount is being amortized to earnings, using the effective interest method, as an increase in interest expense over a period of 15 years.

7. STOCKHOLDERS’ EQUITY

In January 2007, the Company granted 419,219 shares (net of forfeitures) of restricted stock to officers and employees under its stock-based compensation plan.  In March 2007, the Company issued 6,150,000 shares of common stock in a private placement, receiving net proceeds of $79.9 million.  Subsequent to June 30, 2007 and immediately before the completion of the Merger (see Note 2), all unvested stock options and restricted common stock, vested in accordance with the Company’s Amended and Restated 2003 Stock Option and Incentive Plan.

8. COMMITMENTS AND CONTINGENCIES

At June 30, 2007, Spirit Finance had commitments totaling $203 million related to future property purchases and future improvements on properties the Company currently owns.  Over $170 million of the agreements to purchase property are expected to be completed by the end of the third quarter of 2007.  The future improvements, the majority of which are anticipated to be completed during the remainder of 2007, include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced.  In addition, Spirit Finance is contingently liable for $5.7 million of debt of one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on the debt.

In connection with the Merger (see Note 2), the Company was served with two lawsuits filed in Arizona and Maryland, each naming it and its directors and, in the case of the Maryland action, also naming Macquarie Bank and Kaupthing Bank hf., as defendants.  The complaints alleged, among other things, self-dealing and breach of fiduciary duty against the individual directors based on the claim that the consideration for the stockholders in the Merger was inadequate.  The complaints sought, among other relief, certification of the lawsuits as class actions on behalf of all similarly situated stockholders.  On May 31, 2007, counsel for the defendants and for the Arizona plaintiff entered into a Memorandum of Understanding (the “MOU”) that outlined a proposed settlement of the Arizona and Maryland actions.  The MOU provides that the parties will execute a formal Settlement Stipulation to be filed with the Court.  The Settlement Stipulation will provide for full and unconditional releases, certification of the class for settlement purposes, and additional disclosures that were made by Spirit Finance in its proxy statement that was mailed to stockholders in connection with the meeting of stockholders to vote on the Merger.  The MOU provides for a cash payment to the Arizona plaintiff for attorneys’ fees and expenses in an amount to be approved by the Court.  As of June 30, 2007, the parties had not entered into the Settlement Stipulation.  Even if the Settlement Stipulation were not entered into, the Company does not believe that any action arising therefrom would have a material adverse effect on its financial condition or results of operations.

The Company may also be subject to claims or litigation in the ordinary course of business.  At June 30, 2007, there were no such outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

9. SIGNIFICANT CREDIT AND REVENUE CONCENTRATION

Spirit Finance’s real estate investments are operated by nearly 150 customers that provide retail, distribution or service activities across various industries.  Rental revenues under a master lease agreement with one tenant totaled 24% and 25% of Spirit Finance’s total revenues during the three and six months ended June 30, 2007, respectively.  The 112 properties that are operated by this tenant represented approximately 23% of Spirit Finance’s total assets at June 30, 2007.  No other individual tenant represented more than 5% of the Company’s total revenues for the three and six months ended June 30, 2007 or more than 7% of total assets at June 30, 2007.

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

The net gains from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$1,251	$2,174	$2,958	$4,606

Expenses:
General and administrative	31	40	105	58
Property costs	80	—	1,107	—
Depreciation and amortization	283	376	629	799
Interest	—	—	—	1
Total expenses	394	416	1,841	858

Income from discontinued operations	857	1,758	1,117	3,748
Net gains on sales of real estate (a)	1,848	1,400	2,389	1,267
Total discontinued operations	$2,705	$3,158	$3,506	$5,015

(a) Number of properties sold during period	33	17	36	23

11. INCOME PER COMMON SHARE

A reconciliation of the denominators used in the computation of basic and diluted income per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares:
Weighted average outstanding common shares used in the calculation of basic income per common share	113,208,242	81,944,688	110,500,167	79,194,207
Effect of unvested restricted stock	215,826	78,817	184,843	99,433
Effect of stock options (a)	386,214	159,877	342,924	184,812
Weighted average outstanding common shares used in the calculation of diluted income per common share	113,810,282	82,183,382	111,027,934	79,478,452

(a)             Options to purchase 3,000 shares of common stock were included in total stock options outstanding at June 30, 2006 but were not included in the computation of diluted net income per common share because the effect was not dilutive.

12. COMPREHENSIVE INCOME

The reconciliation of net income to comprehensive income is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income as reported	$17,120	$11,222	$30,662	$19,357
Change in net unrealized losses on cash flow hedges	—	356	(87)	6,233
Net cash flow hedge losses reclassified to earnings	212	124	334	347
Comprehensive income	$17,332	$11,702	$30,909	$25,937

13. SUPPLEMENTAL CASH FLOW INFORMATION

During the first six months of 2007, Spirit Finance provided $5.9 million of buyer financing related to certain real estate property sales and assumed existing debt financing of $6.4 million related to real estate investments acquired.  In addition, during the six months ended June 30, 2007, interim seller financing of $9.7 million was repaid with the Company’s restricted cash and escrow deposits.

* * * * * * * * * *

Specialty Retail Shops Holding Corp.
Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements of Specialty Retail Shops Holding Corp. required by Regulation S-X to be included in this Item 1 are included in Exhibit 99.1 to this report and are incorporated by reference herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, liquidity and capital resources and results of operations are more clearly understood when read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2007 and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Overview

Spirit Finance Corporation is a self-managed and self-advised real estate investment trust, or REIT, formed as a Maryland corporation on August 14, 2003. Our objective is to acquire single tenant, operationally essential real estate throughout the United States to be leased on a long-term, triple-net basis to retail, distribution and service-oriented companies. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities that contain our customers’ retail, distribution or service activities that are vital to the generation of their sales and profits. A triple-net lease generally requires the tenant to pay all operating and maintenance costs, insurance premiums and real estate taxes on the property. We may also selectively originate or acquire long-term, commercial mortgage loans that are integral to our strategy of providing a complete solution of financing products to our customers.  Since we began purchasing real estate assets in December 2003, we have completed over $3.4 billion in real estate acquisitions and mortgage loan investments.

As of June 30, 2007, our gross investment in real estate properties and loans totaled nearly $3.2 billion and represented 1,133 owned or financed properties geographically diversified across 45 states.  Only two states, Texas (12%) and Wisconsin (11%), accounted for 10% or more of the total dollar value of our real estate and loan portfolio.  Of our total investment portfolio as of June 30, 2007, $3.1 billion, or 97%, represented the gross cost of real estate and related lease intangibles that we own and the remaining $82.1 million, or 3%, represented mortgage and other loans receivable.  Our properties are leased or financed to nearly 150 customers operating in various industries.  The three largest industries in which our customers operated at June 30, 2007 as a percentage of our total investment portfolio were the general and discount retail industry (26%), the restaurant industry (22%) and the specialty retail industry (8%).  As of June 30, 2007, our 10 largest customers as a percentage of the total investment portfolio were: ShopKo Stores Operating Co., LLC; 84 Properties, LLC; Pamida Stores Operating Co., LLC; Carmike Cinemas, Inc. (NASDAQ: CKEC); National Envelope Corporation; Casual Male Retail Group, Inc. (NASDAQ: CMRG); Dickinson Theatres, Inc.; CarMax, Inc. (NYSE: KMX); United Supermarkets, Ltd.; and Main Event Entertainment, LP, the operator of Main Event family entertainment centers.  Together, these customers accounted for 46% of our total investment portfolio at June 30, 2007.  ShopKo Stores Operating Co., LLC is the largest individual tenant at 23% of the portfolio.  No other individual tenant represents more than 7% of the total investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers and from interest income on our portfolio of loans receivable. Our ability to generate positive cash flow will depend heavily on the difference between the income earned on our assets and the interest expense incurred on our borrowings.  The cash we generate from our long-term leases is expected to increase over the term of the leases because they generally contain rent escalation provisions; however, the amount of any future rent increases is variable and unpredictable since the majority of our escalation provisions are indexed to future changes in the Consumer Price Index (“CPI”).  We finance our real estate properties with long-term, fixed-rate debt which provides for a fixed monthly debt payment.  As of June 30, 2007, 96% of our investment portfolio was match-funded with long-term, fixed-rate debt.  As a result, we expect to realize a growing stream of net cash flows over the term of the leases.

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

Merger Transaction

On July 2, 2007, the holders of a majority of the outstanding shares of common stock of Spirit Finance approved the merger (the “Merger”) of Spirit Finance with Redford Merger Co. (“MergerCo”) pursuant to the agreement and plan of merger, dated March 12, 2007, among Redford Holdco, LLC (“Redford”), MergerCo and Spirit Finance.  On August 1, 2007, the Merger was consummated and MergerCo was merged with and into the Company, with Spirit Finance being the surviving company in the Merger.  As a result of the Merger, the Company is now a subsidiary of Redford.  Redford is owned by a consortium of investors, including an affiliate of Macquarie Bank Limited, Kaupthing Bank hf. and other independent equity participants.  The Company will continue to do business under the name “Spirit Finance Corporation” but its shares of common stock are no longer listed for trading on the New York Stock Exchange.

In connection with the Merger, on August 1, 2007, MergerCo entered into an $850 million credit agreement (the “Credit Agreement”) with Redford, other guarantor parties listed in the Credit Agreement, the lenders, and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent.  Immediately following the closing of the Merger, the

Company assumed all obligations of MergerCo under the Credit Agreement.  The proceeds from the Credit Agreement were used to partially fund the Merger, and the Company, through its assumption of the Credit Agreement, has agreed to secure all of its obligations under the Credit Agreement by granting to the collateral agent, for the benefit of the secured parties, a first priority security interest in various specified collateral of the Company and its subsidiaries.

As part of the Merger, each outstanding share of common stock of the Company was converted into the right to receive $14.50 in cash.  A prorated dividend for the period beginning July 1, 2007 through the effective date of the Merger was declared in connection with completion of the Merger.  Immediately before the completion of the Merger, certain members of the Company’s management exchanged shares of Spirit Finance common stock they owned for units of Redford. In addition, immediately before completion of the Merger, all unvested options to acquire shares of the Company’s common stock granted to employees vested in full and all holders of unexercised options received a cash payment equal to $14.50, less the exercise price of the option, multiplied by the number of shares of common stock covered by the option.

All costs related to the Merger transaction are expensed in the period incurred.  Merger costs totaled approximately $1.5 million for the quarter and $3.1 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our real estate investments have generally been acquired using a combination of cash and borrowings under our secured credit facilities or mortgage notes payable. As of June 30, 2007, we had a maximum aggregate borrowing capacity of $400 million under a secured credit facility.  We intend to fund future real estate investments initially with borrowings on short-term credit facilities and then implement our long-term financing strategies by raising funds through the issuance of debt and additional equity capital.

During the second quarter of 2007, we acquired or financed 72 single tenant commercial real estate properties through various transactions totaling over $270 million using a combination of cash, proceeds from new borrowings and the March 2007 private placement of 6,150,000 shares of our common stock.  This brought our acquisitions for the first six months of 2007 to 137 properties totaling over $428 million.  We also used net cash proceeds from the sales of 36 real estate properties, totaling $82.7 million for the six months ended June 30, 2007, to acquire new properties.  At June 30, 2007, we had commitments totaling $203 million related to future property purchases and future improvements on properties we currently own.  Over $170 million of the agreements to purchase property are expected to be completed by the end of the third quarter of 2007.  The future improvements, the majority of which are anticipated to be completed during the remainder of 2007, include costs to be incurred on facilities during which the tenant’s business continues to operate without interruption and advances for the construction of new facilities for which operations have not commenced.  In addition to our commitments to acquire real estate, we maintain a pipeline of potential investments under review of greater than $2 billion.  We consider investments as under review when we have signed a confidentiality agreement, we have exchanged financial information, or we or our advisors are in current and active negotiations.  Investments under review are generally subject to significant change, and the timing of completing any such transactions may vary significantly from quarter to quarter.  After further diligence, we may decide not to pursue any or all of these transactions, we may not be the successful bidder on all of the transactions we pursue, and there is no assurance that we will ultimately complete any of the real estate acquisitions.  We continue to maintain disciplined underwriting criteria for new investments while also closely monitoring the ongoing credit quality of our existing investment portfolio.

We generate our revenue and cash flow primarily by leasing our real estate properties to our customers. We generally offer long-term leases that provide for payments of base rent with either scheduled increases, contingent increases based on future changes in the CPI and/or contingent rent based on a percentage of the lessee’s gross sales.  At June 30, 2007, our weighted average noncancelable remaining initial lease term was approximately 15 years, and our leases generally provide for one or more renewal options.  Less than 2% of the leases in our real estate investment portfolio at June 30, 2007 will expire prior to 2012.  Our leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, such as insurance, real estate taxes and repairs and maintenance.  Since our tenants generally pay the property operating and maintenance costs, we do not believe we will incur significant capital or operating expenditures on our properties.

Our operating expenses include interest expense on our debt and the general and administrative costs of acquiring and managing our real estate investment portfolio, such as the compensation and benefit costs of our employees, professional fees such as legal and portfolio servicing costs and office expenses such as rent and other office operating expenses.  Noncash items include straight-line rental revenue, depreciation expense on the buildings and improvements in our real estate portfolio, real estate impairment charges, stock-based compensation (included in general and administrative expenses), and the amortization of deferred financing costs and net losses on our settled interest rate swaps (included in interest expense).  After payment of expenses, our cash flow from operating activities totaled $53.2 million for the six months ended June 30, 2007 as compared to $42.0 million for the same period in 2006 which is reflective of the growth in our investment portfolio.

We intend to continue to make regular quarterly distributions to our stockholders so that we distribute each year all or substantially all of our REIT taxable income to minimize our exposure to corporate level federal income tax and excise tax on our earnings.  The distributions we pay may include a return of capital.  During the six months ended June 30, 2007, we declared dividends of $0.44 per share, totaling $50.3 million.  Our ability to pay distributions will depend on, among other things, our actual results of operations, which depend primarily on our receipt of payments from our leases and loans with respect to our real estate investments.

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

We generally use revolving short-term credit facilities to partially fund the initial purchase of real estate pending the issuance of long-term, fixed-rate debt.  No amounts were outstanding under our $400 million revolving short-term credit facility at June 30, 2007.  The facility is structured as a master loan repurchase agreement and borrowings under the facility are secured by the underlying real estate properties we pledge (we can borrow up to 60% of the value of the properties) and may also be secured by our equity ownership interests in certain of our consolidated special purpose subsidiaries.  Borrowings under the facility require monthly payments of interest indexed to the one-month London Interbank Offered Rate (LIBOR) plus an additional amount ranging from 1.25% to 3.25%, depending on the amount of outstanding borrowings.  At June 30, 2007, the one-month LIBOR was 5.32%.  As described further in the Notes to Consolidated Financial Statements and Quantitative and Qualitative Disclosures About Market Risk, we use interest rate swaps to manage our exposure to changes in interest rates until we can put into place our long-term debt arrangements.

In March 2007, we issued, through a private placement, $350.3 million aggregate principal amount of 5.74% amortizing net-lease mortgage notes with a balloon payment due at maturity in 2022.  We used a portion of the proceeds to repay balances outstanding under our secured credit facility and a portion of the proceeds were used to provide funds for real estate acquisitions.  This was the third issuance under our master funding debt structure which was created in 2005.  At June 30, 2007, the aggregate balance of the net-lease mortgage notes totaled $1.1 billion and was secured by a collateral pool in excess of $1.5 billion in real estate assets.  The notes may be prepaid at any time, subject to a yield maintenance prepayment premium.  The notes also permit the substitution of real estate collateral from time to time subject to certain conditions and limits. In addition, the note structure allows for the contribution of additional properties to the collateral pool and the issuance of additional series of notes secured by the increased collateral pool.

At June 30, 2007, the total carrying amount of our fixed-rate debt, including the net-lease mortgage notes described above, was $2.2 billion.  Real estate investments with an aggregate investment value of $3.0 billion were pledged as collateral for our total fixed-rate debt.

In conjunction with the March 2007 issuance of the net-lease mortgage notes, we settled three forward-starting interest rate swap agreements for a net cash payment to the swap counterparty in the amount of $4.5 million because long-term rates had fallen since the inception of the hedges.  This amount is being amortized to earnings, using the effective interest method, as an increase in interest expense over a period of 15 years.

Over the long-term, we expect lease rates on new leases to fluctuate commensurate with changes in long-term interest rates.  However, we may experience periods where long-term interest rates on future borrowings rise faster than lease rates on our existing portfolio of real estate investments, which may reduce our cash flow.  Therefore, in order to limit the effects of changes in interest rates on our operations, we seek to match-fund our long-term, fixed-rate assets with long-term, fixed-rate liabilities.  At June 30, 2007, 96% of our investment portfolio was match-funded with long-term debt.

We are subject to various customary operating and financial covenants under our mortgage notes payable and our secured credit facility, including a limitation on our ability to incur additional indebtedness on the underlying secured real estate.  Our secured credit facility also includes, among other requirements, a minimum liquidity requirement of $15 million, a maximum total debt to tangible net worth ratio of 4:1, a maximum ratio of total debt to total assets of 75% and a minimum tangible net worth requirement of $633.5 million.  As of June 30, 2007, we were in compliance with all of our debt covenants and requirements.

In the short-term, we believe that cash provided by our operating activities and the liquidity available on our secured credit facility will be sufficient to meet our liquidity needs for the operating and financing obligations and commitments of our existing real estate investment portfolio.  On a long-term basis, we intend to use a combination of debt and additional equity capital to accomplish our goal of acquiring real estate.  We intend to use substantially all of our properties to secure our borrowings under our various debt financings.

Results of Operations

Since we began purchasing real estate assets in December 2003, we have completed over $3.4 billion in real estate acquisitions and mortgage loan investments.  The increase in net income, as summarized in the following table, is reflective of the growth in our rental revenues as a result of the increase in the size of our investment portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (in thousands)	$17,120	$11,222	$30,662	$19,357

Net income per diluted common share	$0.15	$0.14	$0.28	$0.24

Weighted average outstanding common shares — diluted (in millions)	113.8	82.2	111.0	79.5

The weighted average diluted common shares outstanding increased by approximately 32 million shares for both the three and six months ended June 30, 2007 as compared to the same periods in 2006 primarily as a result of stock offerings completed during 2006 and 2007.

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

Income from continuing operations and discontinued operations and the related per share amounts associated with all properties sold subsequent to January 1, 2006 are presented in the table below (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$14,415	$8,064	$27,156	$14,342

Discontinued operations:
Income from discontinued operations	857	1,758	1,117	3,748
Net gains on sales of real estate (a)	1,848	1,400	2,389	1,267
Total discontinued operations	2,705	3,158	3,506	5,015

Net income	$17,120	$11,222	$30,662	$19,357

Income per diluted common share:
Continuing operations	$0.13	$0.10	$0.25	$0.18
Discontinued operations	0.02	0.04	0.03	0.06
Net income	$0.15	$0.14	$0.28	$0.24

(a) Number of properties sold during period	33	17	36	23

The following discussion includes the results of both continuing and discontinued operations as summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	Continuing Operations		Discontinued Operations		Total Operations
	2007	2006	2007	2006	2007	2006
Revenues	$69,542	$41,177	$1,251	$2,174	$70,793	$43,351
Expenses:
General and administrative expenses	4,457	3,956	31	40	4,488	3,996
Property costs	390	99	80	—	470	99
Merger costs	1,524	—	—	—	1,524	—
Depreciation and amortization	15,717	9,488	283	376	16,000	9,864
Interest	33,039	19,570	—	—	33,039	19,570

	Six Months Ended June 30,
	Continuing Operations		Discontinued Operations		Total Operations
	2007	2006	2007	2006	2007	2006
Revenues	$132,696	$73,245	$2,958	$4,606	$135,654	$77,851
Expenses:
General and administrative expenses	9,157	8,158	105	58	9,262	8,216
Property costs	863	162	1,107	—	1,970	162
Merger costs	3,072	—	—	—	3,072	—
Depreciation and amortization	30,278	17,317	629	799	30,907	18,116
Interest	62,170	33,266	—	1	62,170	33,267

Revenues

Total revenues increased to $70.8 million for the second quarter of 2007 from $43.4 million for the second quarter of 2006.  Total revenues for the first six months of 2007 rose to $135.7 million from $77.9 million for the comparable period in 2006.  The increase in revenues is the result of the growth in our investment portfolio primarily due to property acquisitions made over the past year.

Approximately 95% of the revenues we generated during 2007 were rental revenues from real estate properties we own and lease to our customers.  At June 30, 2007, substantially all of our properties were occupied and current in their monthly lease and loan payments.  Rental revenues from a master lease agreement with ShopKo Stores Operating Co., LLC totaled 24% during the quarter and 25% of our total revenues during the six months ended June 30, 2007.  No other individual tenant represented more than 5% of total revenues during both the three and six months ended June 30, 2007.

Rental revenues have increased in relation to the growth in our real estate portfolio.  Rental revenues, including rental revenues reclassified as discontinued operations, and the related weighted average real estate investments are presented in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental revenues, excluding the adjustment for straight-line rent	$66,022	$40,009	$127,887	$72,013
Straight-line rent, net	721	400	1,231	759
Total rental revenues	$66,743	$40,409	$129,118	$72,772

Weighted average real estate investments	$3,035,748	$1,850,171	$2,940,045	$1,672,583

Expenses

General and administrative expenses include employee-related expenses, professional fees, portfolio servicing costs, and office and other expenses.  As our real estate portfolio grows, our general and administrative expenses are expected to continue to increase; however, general and administrative expenses calculated as a percent of average gross investments are expected to continue to decline as we continue to manage our expense base and benefit from our scalable, cost-effective operation.  Employee-related expenses have increased primarily as a result of our real estate investment activity as we increased our work force from 38 at June 30, 2006 to 41 at June 30, 2007.  The large increase in the number of properties in our portfolio has also resulted in increased portfolio servicing and related costs, which costs will continue to grow proportionately with the growth in our portfolio.

Property costs represent costs associated with the real estate properties we own.  Our leases are generally triple-net; therefore, the lessee is responsible for the payment of all property operating expenses.  Since our tenants generally pay the property operating and maintenance costs, we do not, and do not expect to, incur significant capital or operating expenditures on our properties.  During the first quarter of 2007, we recognized impairment charges totaling $1.1 million on certain of our long-lived real estate investment assets for which we determined, in accordance with our policy, that the carrying amount of the asset may not be recoverable.  Property costs for the six months ended June 30, 2007, also include costs associated with ground lease obligations where we lease certain land from third-party land owners; however, this expense is offset by rental revenues from the tenants who are leasing the land and building from us.

Depreciation and amortization expense relates primarily to commercial buildings and improvements we own and the related lease intangibles. Depreciation and amortization expense was $16.0 million for the quarter and $30.9 million for the six months ended June 30, 2007 as compared to $9.9 million and $18.1 million, respectively, for the same periods in 2006.  The increase between periods was the result of the addition of properties to our real estate investment portfolio.  Depreciation and amortization expense is expected to increase in future periods as we continue to make investments in real estate.

The increase in interest expense during the second quarter and for the first six months of 2007 is primarily attributable to higher weighted average outstanding debt resulting from new borrowings used to grow our investment portfolio.  The following table summarizes our interest expense and related borrowings (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest expense	$31,419	$18,043	$59,405	$30,401
Amortization of deferred financing costs and net losses on settled interest rate swaps and debt insurer premium expense	1,620	1,527	2,765	2,866
Total interest expense	$33,039	$19,570	$62,170	$33,267

Weighted average debt outstanding	$2,114,962	$1,246,086	$1,991,512	$1,072,472

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

A reconciliation of net income calculated in accordance with GAAP to FFO is presented in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (a)	$17,120	$11,222	$30,662	$19,357
Portfolio depreciation and amortization expense:
Continuing operations	15,666	9,445	30,180	17,232
Discontinued operations	283	376	629	799
Net gains on sales of real estate (b)	(1,377)	(1,264)	(1,918)	(1,131)
FFO (a)(c)	$31,692	$19,779	$59,553	$36,257

(a)             Net income and FFO are after deducting $1.5 million, or $0.01 per diluted common share, and $3.1 million, or $0.03 per diluted common share, of merger related costs for the three and six months ended June 30, 2007, respectively.

(b)            Excludes the gain on sale related to development properties totaling $471,000 and $136,000, net of tax, for both the three and six months ended June 30, 2007 and 2006, respectively.

(c)             FFO includes the adjustment between scheduled rents and rental revenue recognized on a straight-line basis ($721,000 and $400,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $759,000 for the six months ended June 30, 2007 and 2006, respectively).

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

In a rising interest rate environment and/or economic downturn, defaults may increase and result in credit losses which may adversely affect our liquidity and operating results; through June 30, 2007, we have not experienced any significant credit losses.  In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates; however, our investments in mortgage loans receivable are subject to significant restrictions on prepayment in the form of yield maintenance provisions or other prepayment penalties which provide us with a certain level of yield protection in a decreasing interest rate environment.

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

At June 30, 2007, our fixed-rate debt totaled $2.2 billion.  Using a discounted cash flow analysis based on estimates of the amount and timing of future cash flows, market rates and credit spreads, the estimated fair value of our fixed-rate debt was approximately $43.6 million below its carrying amount at June 30, 2007.  Our mortgage and other loans receivable are also fixed-rate instruments.  At June 30, 2007, our mortgage and other loans receivable totaled $82.1 million.  Using a discounted cash flow analysis, the estimated fair value of our fixed-rate loans receivable was below its carrying amount by approximately $1.3 million at June 30, 2007.  It is our intent to hold our fixed-rate loans receivable and our fixed-rate mortgages and notes payable to maturity; accordingly, changes in market interest rates impact the fair value of these financial instruments but have no impact on interest recognized or cash flows.

We use variable-rate debt to fund acquisitions on a short-term basis until our long-term debt strategies can be implemented.  During the six months ended June 30, 2007, the weighted average outstanding balance of our variable-rate debt, which was based on spreads over one-month LIBOR (LIBOR was relatively constant during the period), was $96.8 million.  Excluding the amortization of deferred financing costs, this variable rate indebtedness had a weighted average interest rate of 6.7%.  Had the weighted average interest rate been 100 basis points higher (lower) during the first six months of 2007, our net income for the six months ended June 30, 2007 would have been reduced (increased) by approximately $487,000.  This amount was determined by considering the impact of a hypothetical interest rate change on our average variable-rate borrowings outstanding during the first six months of 2007 and assumes no other changes in our capital structure.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the Merger, the Company was served with two lawsuits filed in Arizona and Maryland, each naming it and its directors and, in the case of the Maryland action, also naming Macquarie Bank and Kaupthing Bank hf., as defendants.  The complaints alleged, among other things, self-dealing and breach of fiduciary duty against the individual directors based on the claim that the consideration for the stockholders in the Merger was inadequate.  The complaints sought, among other relief, certification of the lawsuits as class actions on behalf of all similarly situated stockholders.  Counsel for the defendants and the Arizona plaintiff have entered into a Memorandum of Understanding (the “MOU”) that outlined a proposed settlement of the Arizona and Maryland actions.  The MOU provides that the parties will execute a formal Settlement Stipulation to be filed with the Court.  The Settlement Stipulation will provide for full and unconditional releases, certification of the class for settlement purposes, and additional disclosures that were made by Spirit Finance in its proxy statement that was mailed to stockholders in connection with the meeting of stockholders to vote on the Merger.  The MOU provides for a cash payment to the Arizona plaintiff for attorneys’ fees and expenses in an amount to be approved by the Court.  As of June 30, 2007, the parties had not entered into the Settlement Stipulation.  Even if the Settlement Stipulation were not entered into, the Company does not believe that any action arising therefrom would have a material adverse effect on its financial condition or results of operations.

We are not a party to any other material litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 include a discussion of factors that could affect our business and results of operations under the caption “Item 1A. Risk Factors.”  These factors, taken together, set forth important information that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements contained in this report relating to our financial results, operations and business prospects.  Except as set forth below and in our Form 10-Q for the fiscal quarter ended March 31, 2007, there have been no material changes to the risk factors set forth in our Form 10-K for the fiscal year ended December 31, 2006.

Increased operational risk due to our highly leveraged position. In connection with the Merger on August 1, 2007, we became the borrower under an $850 million credit agreement which has increased our leverage position and debt service requirements. If we are unable to make our debt payments as required under the credit agreement or any of our other borrowings, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment and could have a material adverse affect on our operations, which in turn could cause distributions to our stockholders to be reduced.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Spirit Finance Corporation was held on July 2, 2007.  The following tables set forth each of the proposals that the stockholders were asked to vote upon and the results of the meeting:

1.               A proposal to approve the merger of Redford Merger Co. with Spirit Finance Corporation on substantially the terms and conditions set forth in the Agreement and Plan of Merger dated as of March 12, 2007, by and among Redford Holdco, LLC, Redford Merger Co. and Spirit Finance.

FOR	80,500,618
AGAINST	100,597
ABSTAIN	142,459
BROKER NON-VOTE	15,088,924

2.     A proposal to elect 10 directors to the Board of Directors.

Director	For	Withheld Authority
Morton H. Fleischer	95,628,400	204,198
Christopher H. Volk	95,787,511	45,087
Willie R. Barnes	95,778,290	54,308
Linda J. Blessing	95,788,547	44,051
Dennis E. Mitchem	95,779,915	52,683
Paul F. Oreffice	95,777,990	54,608
James R. Parish	95,786,627	45,971
Kenneth B. Roath	95,780,171	52,427
Casey J. Sylla	95,787,047	45,551
Shelby Yastrow	95,779,846	52,752

3.               A proposal to ratify the appointment of Ernst & Young LLP as Spirit Finance’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

FOR	95,783,201
AGAINST	41,726
ABSTAIN	7,671

4.               A proposal to approve any adjournments of the annual meeting for the purpose, among others, of soliciting additional proxies if there are not sufficient votes at the annual meeting to approve the merger.

FOR	88,970,125
AGAINST	2,792,979
ABSTAIN	4,069,494

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Bylaws of Spirit Finance Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2007, filed June 6, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT FINANCE CORPORATION

Date: August 9, 2007	By:	/s/ Christopher H. Volk
Christopher H. Volk Chief Executive Officer and President

	By:	/s/ Catherine Long
Catherine Long Chief Financial Officer, Senior Vice President and Treasurer