Form 10-Q
period 2012-09-30
SPIRIT REALTY CAPITAL, INC.
filed 2012-11-08
CIK 1277406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number 001-11290

SPIRIT REALTY CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0175773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14631 North Scottsdale Road, Suite 200

Scottsdale, Arizona 85254

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (480) 606-0820

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 84,851,515 shares of common stock, $0.01 par value, outstanding as of November 6, 2012.

SPIRIT REALTY CAPITAL, INC.

(F/K/A SPIRIT FINANCE CORPORATION)

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Real estate investments:
Land and improvements	$1,309,158	$1,297,020
Buildings and improvements	2,003,204	1,975,708

Total real estate investments	3,312,362	3,272,728
Less: accumulated depreciation	(471,912)	(405,426)

	2,840,450	2,867,302
Loans receivable, net	52,619	65,477
Intangible lease assets, net	197,842	204,696
Real estate assets held for sale, net	16,200	9,634

Net investments	3,107,111	3,147,109
Cash and cash equivalents	45,401	49,536
Deferred costs and other assets, net	52,629	34,916

Total assets	$3,205,141	$3,231,561

Liabilities and stockholders’ equity
Liabilities:
Term note payable, net	$—	$725,735
Mortgages and notes payable, net	1,904,944	1,901,411
Intangible lease liabilities, net	46,413	46,221
Accounts payable, accrued expenses and other liabilities	29,243	31,834

Total liabilities	1,980,600	2,705,201

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Series A Cumulative Preferred Stock, $0.01 par value per share, 20 million shares authorized, 125 shares issued and outstanding	84	84
Common stock, $0.01 par value per share, 100 million shares authorized, 80,501,515 and 25,863,976 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	805	259
Capital in excess of par value	1,766,033	1,004,065
Accumulated deficit	(541,547)	(470,496)
Accumulated other comprehensive loss	(834)	(7,552)

Total stockholders’ equity	1,224,541	526,360

Total liabilities and stockholders’ equity	$3,205,141	$3,231,561

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

(F/K/A SPIRIT FINANCE CORPORATION)

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rentals	$69,030	$67,056	$205,852	$199,303
Interest income on loans receivable	1,483	1,667	4,496	5,120
Interest income and other	164	237	709	702

Total revenues	70,677	68,960	211,057	205,125
Expenses:
General and administrative	17,402	9,940	31,463	22,647
Litigation	—	—	—	151
Property costs	1,028	1,346	3,302	4,010
Interest	42,115	43,517	123,346	126,518
Depreciation and amortization	27,760	27,397	83,114	82,389
Impairments	150	2,007	9,000	2,038

Total expenses	88,455	84,207	250,225	237,753
Loss from continuing operations before other income (expense) and income tax expense (benefit)	(17,778)	(15,247)	(39,168)	(32,628)
Other income (expense):
Loss on debt extinguishment	(32,522)	—	(32,522)	—

Total other income (expense)	(32,522)	—	(32,522)	—

Loss from continuing operations before income tax expense (benefit)	(50,300)	(15,247)	(71,690)	(32,628)
Income tax expense (benefit)	74	(146)	394	(37)

Loss from continuing operations	(50,374)	(15,101)	(72,084)	(32,591)
Discontinued operations:
Loss from discontinued operations	(506)	(4,478)	(1,349)	(10,782)
Net gain (loss) on dispositions of assets	1,021	(1,642)	2,390	(2,182)

Income (loss) from discontinued operations	515	(6,120)	1,041	(12,964)

Net loss	(49,859)	(21,221)	(71,043)	(45,555)
Less: preferred dividends	—	—	(8)	(8)

Net loss attributable to common stockholders	$(49,859)	$(21,221)	$(71,051)	$(45,563)

Net loss per share of common stock—basic and diluted
Continuing operations	$(1.72)	$(0.58)	$(2.67)	$(1.26)
Discontinued operations	0.02	(0.24)	0.04	(0.50)

Net loss	$(1.70)	$(0.82)	$(2.63)	$(1.76)

Weighted average common shares outstanding:
Basic and diluted	29,351,839	25,863,976	27,035,083	25,863,976

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

(F/K/A SPIRIT FINANCE CORPORATION)

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(49,859)	$(21,221)	$(71,043)	$(45,555)
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges	(433)	(93)	(873)	(665)
Net cash flow hedge losses reclassified to operations	5,191	1,122	7,591	3,674

Total comprehensive loss	$(45,101)	$(20,192)	$(64,325)	$(42,546)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

(F/K/A SPIRIT FINANCE CORPORATION)

Condensed Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share Data)

(Unaudited)

	Series A Cumulative Preferred Shares	Series A Cumulative Preferred Value	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2011	125	$84	25,863,976	$259	$1,004,065	$(470,496)	$(7,552)	$526,360
Net loss	—	—	—	—	—	(71,043)	—	(71,043)
Other comprehensive income	—	—	—	—	—	—	6,718	6,718
Issuance of common stock	—	—	29,000,000	290	394,424	—	—	394,714
Issuance of common stock for TLC debt conversion	—	—	24,245,278	242	363,437	—	—	363,679
Issuance of restricted common stock	—	—	1,392,261	14	(14)	—	—	—
Stock-based compensation expense	—	—	—	—	4,121	—	—	4,121
Dividends paid on preferred stock	—	—	—	—	—	(8)	—	(8)

Balances, September 30, 2012	125	$84	80,501,515	$805	$1,766,033	$(541,547)	$(834)	$1,224,541

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

(F/K/A SPIRIT FINANCE CORPORATION)

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(71,043)	$(45,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,725	84,038
Impairments	11,147	12,539
Amortization of deferred financing costs	2,550	3,348
Amortization of interest rate hedge losses and other derivative losses	11,477	4,213
Amortization of debt discounts	7,726	9,754
Stock-based compensation expense	4,121	—
Loss on debt extinguishment	32,522	—
(Gains) losses on dispositions of real estate and other assets, net	(2,390)	2,182
Noncash revenue	(1,863)	(1,727)
Other	141	(169)
Changes in operating assets and liabilities:
Accounts receivable and other assets	1,637	531
Accounts payable, accrued expenses and other liabilities	(2,873)	(1,216)

Net cash provided by operating activities	76,877	67,938
Investing activities
Acquisitions/improvements of real estate	(86,878)	(6,817)
Investments in loans receivable	(3,500)	—
Collections of principal on loans receivable	16,385	3,758
Proceeds from dispositions of real estate and other assets	19,736	13,164
Transfers of sale proceeds and loan principal collections to restricted account	(2,113)	(6,046)

Net cash (used in) provided by investing activities	(56,370)	4,059
Financing activities
Borrowings under mortgages and notes payable	41,210	—
Repayments under mortgages and notes payable	(31,594)	(28,713)
Repayment/repurchases of Term Note payable	(398,983)	(70,000)
Deferred financing costs and call premiums paid	(2,926)	(6,725)
Proceeds from issuance of common stock, net of underwriter commissions and offering costs of ($34,085)	400,915	—
Deferred offering costs paid	—	(496)
Consent fees paid to lenders	(10,672)	—
Distributions paid to equity owners	(8)	(477)
Transfers to escrow deposits with lenders	(22,584)	(513)

Net cash used in financing activities	(24,642)	(106,924)

Net decrease in cash and cash equivalents	(4,135)	(34,927)
Cash and cash equivalents, beginning of period	49,536	88,341

Cash and cash equivalents, end of period	$45,401	$53,414

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

(F/K/A SPIRIT FINANCE CORPORATION)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited)

1. Summary of Significant Accounting Policies

Company Organization and Operations

Spirit Realty Capital, Inc. (formerly, Spirit Finance Corporation) is a Maryland corporation incorporated on August 14, 2003. References in this quarterly report to “Spirit Realty Capital,” the “Company,” “we,” “our,” and “us” are to Spirit Realty Capital, Inc. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 10, 2012, the Company paid a stock dividend (that is treated akin to a stock split for accounting purposes) to existing stockholders of the 200 shares of common stock of the Company whereby the existing stockholders received a stock dividend of 129,318.88 shares of common stock for each share of common stock of the Company. All references in the unaudited condensed consolidated financial statements to the number of shares of common stock and related per share amounts retroactively reflect the effect of the stock dividend for all periods presented.

On September 25, 2012, the Company completed its initial public offering (the “IPO”) of 29.0 million shares of common stock.

Concurrently with the completion of the IPO, the Company issued shares of its common stock to extinguish $330 million of the term loan indebtedness (the “TLC debt conversion”) (see Note 4). In addition, equity awards in the form of restricted stock were granted to certain directors, executive officers and other employees of the Company (see Note 12).

The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of the Company’s wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly owned by the Company, in the future, the Company could agree to issue equity interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at the Company’s election, convertible into shares of its common stock at specified ratios set when equity interests in the Operating Partnership are issued.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis primarily to tenants engaged in retail, service, and distribution industries. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where the Company’s tenants conduct retail, distribution, or service activities that are essential to the generation of their sales and profits. Under a triple-net lease the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as insurance, real estate taxes, and repair and maintenance costs. In support of its primary business of owning and leasing real estate, the Company has also strategically originated or acquired long-term, commercial mortgage and equipment loans to provide a range of financing solutions to its tenants.

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Spirit Realty Capital and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s final prospectus dated September 19, 2012 and filed with the SEC.

The unaudited condensed consolidated financial statements include the accounts of Spirit Realty Capital and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Spirit Realty Capital has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 4). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At September 30, 2012 and December 31, 2011, assets totaling $2.9 billion and $3.1 billion, respectively, were held, and liabilities totaling $2.0 billion and $1.9 billion, respectively, were owed by these special purpose entities and are included in the accompanying condensed consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Segment Reporting

Accounting Standards Codification Topic 280, Segment Reporting (ASC 280), established standards for the manner in which public enterprises report information about operating segments. The Company views its operations as one segment, which consists of triple-net leasing operations. The Company has no other reportable segments.

Allowance for Doubtful Accounts

The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $4.0 million and $5.1 million at September 30, 2012 and December 31, 2011, respectively, against accounts receivable balances of $8.0 million and $11.3 million, respectively. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company established a provision for losses of $15.3 million and $12.9 million at September 30, 2012 and December 31, 2011, respectively, against accrued rental revenue receivables of $21.7 million and $18.4 million, respectively, based on management’s estimates of uncollectible receivables and management’s assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.

Impairment and Provision for Loan Losses

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. The allowance for loan losses was $5.1 million and $5.3 million at September 30, 2012 and December 31, 2011, respectively.

A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of September 30, 2012 and December 31, 2011, there were no loans on nonaccrual status.

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $34.7 million and $10.0 million at September 30, 2012 and December 31, 2011, respectively, in deferred costs and other assets in the accompanying condensed consolidated balance sheets. Included in the balance at September 30, 2012 is approximately $9.7 million in restricted cash deposited to secure lenders consents to the IPO. These cash balances are restricted as to use under certain of the Company’s debt agreements. In addition, the Company deposited $8.0 million in a collateral account with one of its lenders which may be applied, at the lender’s discretion, towards a reduction of the outstanding principal balance of the related loan. The Company also has the right to replace this cash collateral with a letter of credit.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying condensed consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes and to federal income tax and excise tax on its undistributed income. Franchise taxes are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary is subject to federal, state, and local taxes, which are not material.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-10, Derecognition of In Substance Real Estate—a Scope Clarification (Topic 360) (“ASU 2011-10”). This ASU modifies ASC Subtopic 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC Subtopic 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

2. Investments

At September 30, 2012 and December 31, 2011, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $3.6 billion, representing 1,190 and 1,153, respectively, owned or financed properties that are geographically dispersed throughout 47 states. Investments in only one state, Wisconsin (at 11%), accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At September 30, 2012 and December 31, 2011, respectively, the Company’s gross investment portfolio was comprised of 1,105 and 1,064 owned properties with approximately $3.57 billion and $3.52 billion of gross investment, 85 and 89 properties securing mortgage loans receivable with aggregate carrying amounts of $41.4 million and $50.5 million and other loans receivable with aggregate carrying amounts of $11.2 million and $15.0 million.

During the nine months ended September 30, 2012, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2011	1,153	$3,582,870
Acquisitions/improvements and loan originations	58	89,824
Dispositions of real estate (b) (Note 10)	(25)	(22,900)
Principal payments and payoffs	(4)	(16,385)
Impairments	—	(12,383)
Loan premium amortization and other (c)	8	(265)

Balance, September 30, 2012	1,190	$3,620,761

(a)

The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable.

(b)	The total accumulated depreciation and amortization associated with dispositions of real estate was $2.9 million for the nine months ended September 30, 2012.
(c)

In 2012, properties leased to a tenant were exchanged in a nonmonetary transaction that lacked commercial substance for other properties of equivalent value with the same tenant. As a result, the dollar amount of investments remains unchanged, while the number of properties owned has increased.

Real Estate Investments

The properties that the Company owns are leased to customers under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At September 30, 2012, 18 of the Company’s properties were vacant, not subject to a lease and were in the Company’s possession; four of these properties were held for sale. At December 31, 2011, 17 properties were vacant, not subject to a lease and were in the Company’s possession; three of these properties were held for sale. Scheduled minimum future rentals to be received under the remaining non-cancelable term of the operating leases at September 30, 2012 (including realized rent increases occurring after January 1, 2012) and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
2012 (Remainder of 2012 as of September 30, 2012)	$69,688	$270,938
2013	277,953	269,734
2014	275,875	267,356
2015	269,801	261,400
2016	266,405	257,905
Thereafter	2,068,491	1,953,867

Total future minimum rentals	$3,228,213	$3,281,200

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the Consumer Price Index (“CPI”).

Certain of the Company’s leases contain tenant purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options under GAAP.

Real Estate Assets Held for Sale

The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2012 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2011	10	$9,634
Transfers from real estate investments	20	22,241
Sales (Note 10)	(18)	(15,675)

Balance, September 30, 2012	12	$16,200

Impairments

The following table summarizes total impairment losses recognized for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real estate and intangible asset impairment	$1,070	$5,634	$8,518	$11,385
Write-off of lease intangibles due to lease terminations	—	41	2,809	41
Loan receivable impairment (recovery)	—	1,030	(180)	1,030
Other impairment	—	44	—	83

Total impairment loss – continuing and discontinued operations	$1,070	$6,749	$11,147	$12,539

3. Lease Intangibles, Net

The following details lease intangible assets and liabilities, net of accumulated amortization, at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
In-place leases	$276,630	$272,854
Above-market leases	21,644	19,914
Less: accumulated amortization	(100,432)	(88,072)

Intangible lease assets, net	$197,842	$204,696

Below-market leases	$62,004	$59,581
Less: accumulated amortization	(15,591)	(13,360)

Intangible lease liabilities, net	$46,413	$46,221

In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in amortization expense. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $1.0 million for each of the nine-month periods ended September 30, 2012 and 2011. The value of in-place leases amortized to expense was $13.4 million and $13.6 million for the nine months ended September 30, 2012 and 2011, respectively.

4. Debt

Secured Revolving Credit Facility

In September 2012, the Operating Partnership entered into a secured revolving credit facility (the “credit facility”) allowing borrowings of up to $100 million and providing for a maximum additional loan commitment of $50 million, subject to the satisfaction of specified requirements and obtaining additional commitments from lenders. The amount available to borrow under the credit facility, and the Company’s ability to request issuances of letters of credit, will be subject to the Operating Partnership’s maintenance of a minimum ratio of the total value of the unencumbered properties to the outstanding credit facility obligations of 1.75:1.00. As of September 30, 2012, no borrowings were outstanding under the credit facility.

The initial term expires on September 25, 2015 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The credit facility bears interest, at the Company’s option, of either (i) the “Alternate Base Rate” (as defined in the credit agreement) plus 2.50% to 3.50%; or (ii) LIBOR plus 3.50% to 4.50%, depending on our leverage ratio. As of September 30, 2012 and until the first compliance certificate is delivered and approved, interest will be determined based on the highest leverage ratio. The Company is also required to pay a fee on the unused portion of the credit facility at a rate of between 0.30% and 0.40% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter.

As a result of entering into the credit facility, the Company incurred costs of $2.2 million which have been deferred and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over the remaining initial term of the credit facility.

The Company’s ability to borrow under the credit facility is subject to the Operating Partnership’s ongoing compliance with a number of customary financial covenants, including:

•

a maximum total leverage ratio (defined as consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, or consolidated EBITDA) of 8.00:1.00 through and including the first fiscal quarter of 2014, 7.75:1.00 for the next four fiscal quarters and 7.50:1.00 thereafter;

•

a minimum total fixed charge coverage ratio (defined as consolidated EBITDA to consolidated fixed charges) of 1.35:1.00 through and including the first fiscal quarter of 2014, 1.40:1.00 for the next four fiscal quarters and 1.45:1.00 thereafter;

•

a minimum total facility interest coverage ratio (defined as consolidated EBITDA less total interest expense, payments of principal on, or amounts escrowed or held with respect to, non-recourse indebtedness and maintenance-related capital expenditures to total interest expense plus amortization payments due on recourse indebtedness) of 5.00:1.00 through and including the first fiscal quarter of 2013, 6.00:1.00 from the second fiscal quarter of 2013 through and including the first fiscal quarter of 2014, 7.00:1.00 from the second fiscal quarter of 2014 through and including the first fiscal quarter of 2015 and 8:00:1.00 thereafter; and

•

a minimum consolidated tangible net worth equal to at least 80% of the Company’s consolidated tangible net worth at the completion of the IPO plus 80% of the net proceeds of any additional issuances of common stock.

Pursuant to the terms of the credit facility, our distributions may not exceed the greater of (1) 100% of our funds from operations (“FFO”) or (2) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). Spirit Realty Capital guarantees the Operating Partnership’s obligations under the credit facility and, to the extent not prohibited by applicable law, all of our assets and the Operating Partnership’s assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the credit facility.

Term Note Payable

Prior to the completion of the IPO on September 25, 2012, the Company had $729 million principal balance outstanding of a variable rate term note payable (the “Term Note”). The Company entered into various interest rate derivative products to hedge the risk of variability in cash flows which were accounted for as cash flow hedges (see Note 5). Pursuant to an amendment to the Term Note credit agreement, the principal balance was separated into two tranches: $399 million of term loan B (“TLB”) and $330 million of term loan C (“TLC”). Pursuant to a conversion agreement (the “Conversion Agreement”) entered into in connection with the amendment to the Term Note credit agreement, holders of TLC granted the Company the option to convert the TLC into our common stock in connection with a qualifying IPO (as defined in the Conversion Agreement). In exchange for this option, the Company paid a call premium fee of $6.6 million to the TLC lenders, which was recorded as debt discount. Additionally, the share settled call option was deemed an embedded derivative and its value reflected as a debt discount and a separate derivative liability. Upon separation and at each reporting period thereafter, the derivative liability was recorded at fair value with any changes in fair value reflected in earnings.

At the completion of the IPO, the Company issued 24.2 million shares of common stock to the TLC lenders at a conversion premium of 10.2%, and used a portion of the proceeds from the IPO to repay the $399 million TLB. As a result, the Company recognized a loss on debt extinguishment of $32.5 million included in other income (expense) and a non-cash charge related to the derivative instruments of $8.7 million, of which $8.1 million is reflected in general and administrative expense and $0.6 million in interest expense for the nine months ended September 30, 2012. The fair value of the embedded derivative liability at the completion of the IPO was $6.6 million and reclassified into stockholders’ equity.

The interest rate on the Term Note was 3.78%, effective beginning on February 1, 2012, and was reset on August 1, 2012 to 3.44%, which remained in effect until the Term Note was extinguished on September 25, 2012.

At December 31, 2011, the rate on the Term Note was 3.43%. Beginning on February 1, 2011, the variable rate was consistently based on a six-month LIBOR rate and never exceeded 3.45% during 2011.

The Company was subject to various financial and nonfinancial covenants under the Term Note, including a minimum pro forma debt service coverage ratio and a maximum pro forma leverage ratio. At December 31, 2011 and through the date of extinguishment, the Company was in compliance with the covenants under the Term Note.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	2011 Effective Rates (a)	September 30, 2012	December 31, 2011
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	6.36%	$114,779	$123,364
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	6.60	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, balloon due 2021	6.60	247,456	252,817
Series 2007-1, Class A amortizing mortgage note, 5.74%, balloon due 2022	6.51	323,112	327,367
Secured fixed-rate amortizing mortgage notes payable:
5.90% notes, balloons due 2012 (b)	6.89	7,714	7,817
6.25% note, balloon due 2013	7.20	4,858	5,090
5.40% notes, balloons due 2014	6.89	31,338	31,837
5.26%–5.62% notes, balloons due 2015	6.83–7.02	103,325	104,927
5.04%–8.39% notes, balloons due 2016	6.00–9.47	38,835	39,354
6.59% notes, balloons due 2016	6.80	567,002	573,569
5.85% note, balloon due 2017	6.99	53,618	54,194
6.17% note, balloon due 2017	6.91	144,149	145,561
6.64% note, balloon due 2017	7.26	21,674	21,896
Secured variable-rate, 1-month LIBOR + 3.25% mortgage notes, balloon due 2016(c)	4.69	17,846	10,497
Secured variable-rate, 1-month LIBOR + 3.50% mortgage note, balloon due 2017(c)	N/A	11,222	—
Secured variable-rate, 3-month LIBOR + 4.25% mortgage note, balloon due 2017	N/A	18,500	—
Unsecured fixed-rate promissory note, 7.00%, due 2021	10.15	1,601	1,690

		1,965,329	1,958,280
Unamortized debt discount		(60,385)	(56,869)

Total mortgages and notes payable		$1,904,944	$1,901,411

(a)	The effective rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums, where applicable, calculated as of December 31, 2011.
(b)

On July 28, 2011, a special purpose entity owned by the Company transferred ownership of six properties subject to an existing mortgage debt of $12.4 million (with an interest rate of 6.50%) to the lender pursuant to a consensual settlement of the debt.

(c)	Maturity dates assume exercise of the Company’s two one-year extension options under the note agreements.

As of September 30, 2012, scheduled debt maturities of the Company’s mortgages and notes payable, including balloon payments, during the next five years and thereafter are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2012	$10,616	$7,690	$18,306
2013	43,518	4,751	48,269
2014	46,158	29,761	75,919
2015	47,219	96,587	143,806
2016	40,732	581,529	622,261
Thereafter	150,954	905,814	1,056,768

	$339,197	$1,626,132	$1,965,329

Balloon payments subsequent to 2016 are as follows: $230.3 million due in 2017, $258.3 million due in 2020, $167.5 million due in 2021 and $249.7 million due in 2022.

The following table summarizes interest expense on the related borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense – Term Note payable (a)	$6,210	$6,484	$19,925	$20,244
Interest expense – mortgages and notes payable(a)	30,019	30,183	89,721	90,441
Interest expense – other	1	—	9	7
Amortization of deferred financing costs	837	861	2,550	2,749
Amortization of net losses related to interest rate swap	1,081	1,122	3,415	3,371
Amortization of debt discount(b)	3,967	4,867	7,726	9,706

Total interest expense	$42,115	$43,517	$123,346	$126,518

(a)	Includes related hedge expense.
(b)

Interest expense for the first quarter of 2012 was adjusted by a $2.9 million decrease related to the amortization period utilized in 2011 for the debt discount. In the opinion of management, the impact of this adjustment is immaterial to the Company’s 2012 and 2011 results of operations.

Debt discount is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $4.0 million and $5.9 million at September 30, 2012 and December 31, 2011, respectively, and are included in deferred costs and other assets on the accompanying condensed consolidated balance sheets.

In connection with the IPO, the Company sought lender consent for the IPO and other related transactions. In connection with obtaining these consents, the Company incurred consent fees, legal, and other third party expenses. These lender consent fees totaled $10.7 million and are recorded in debt discount and amortized to interest expense over the remaining term of the respective notes using the effective interest method. The related legal and other third party expenses of $1.0 million and $4.8 million were incurred during the three and nine months ended September 30, 2012, respectively, are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. No such costs were incurred during the same periods in 2011.

5. Derivative and Hedging Activities

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded at fair value in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.

The Company discontinues hedge accounting if it determines that a derivative no longer meets the criteria for hedge accounting or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and records changes in fair value directly to earnings.

The Company reclassified $5.2 million and $7.6 million of net cash flow hedge losses to operations for the three and nine months ended September 30, 2012, respectively. Included in these amounts was a $4.0 million loss recognized in general and administrative expenses as the originally forecasted hedged transactions associated with the Term Note were no longer probable of occurring following the Term Note extinguishment. For the three and nine months ended September 30, 2011, losses reclassified from accumulated other comprehensive loss and included in general and administrative expenses were zero and $0.3 million, respectively.

The net unamortized loss included in accumulated other comprehensive loss related to all derivative instruments at September 30, 2012 totaled $0.8 million. Approximately $0.4 million will be reclassified as an increase to interest expense during the next 12 months.

The Company does not enter into derivative contracts for speculative or trading purposes.

6. Stockholders’ Equity

The Company may elect to redeem its 12.5% Series A Cumulative Non-Voting Preferred Stock (the “Series A Preferred Stock”) for an amount equal to the stated value, plus any accrued and unpaid dividends, plus a redemption premium that declines over time. The Series A Preferred Stock is not convertible into shares of any other class or series of stock. The Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share. The Series A Preferred Stock is senior to all other classes and series of shares of stock of the Company. During each of the nine-month periods ended September 30, 2012 and 2011, the Company paid dividends on preferred stock of $7,813.

In connection with the IPO, we issued 29.0 million shares of our common stock at $15 per share generating net proceeds of $394.7 million. We used the net proceeds plus available cash to repay our outstanding $399 million TLB and to pay costs and expenses associated with securing lenders’ consents to the IPO and the secured revolving credit facility. We also issued 24.2 million shares of our common stock in connection with the TLC debt conversion (see Note 4) and granted 1.4 million shares of restricted common stock to certain directors, executive officers and other employees of the Company (see Note 12).

7. Commitments and Contingencies

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims. At September 30, 2012, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

At September 30, 2012, the Company had commitments totaling $10.5 million to make property acquisitions and to fund improvements on properties the Company currently owns. All of these future commitments are expected to be funded by June 30, 2013. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. Based on an ongoing environmental study on one of its properties, the Company’s estimated remediation liability was $0.1 million and $0.3 million at September 30, 2012 and December 31, 2011, respectively.

8. Fair Value Measurements

The Company’s assets and liabilities that are required to be measured at fair value in the Company’s condensed consolidated financial statements are summarized below.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012:
Derivatives:
Interest rate cap	$—	$—	$—	$—
Transaction fee embedded derivative	$—	$—	$—	$—
Interest rate swaps	$(847)	$—	$(847)	$—
December 31, 2011:
Derivatives:
Interest rate cap	$16	$—	$16	$—
Transaction fee embedded derivative	$(2,587)	$—	$—	$(2,587)
Interest rate swap	$(116)	$—	$(116)	$—

The interest rate cap and the interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.

In July 2011, in connection with the Conversion Agreement, the Company recorded a derivative liability of $1.6 million related to the fair value of the 2% alternative transaction fee (see Note 4), which is considered an embedded derivative. The fair value of the embedded derivative is classified as Level 3 of the fair value hierarchy and determined based on a market participant’s view of the Conversion Agreement alternatives and the probability of an IPO occurring. As of December 31, 2011, the fair value of the derivative liability was $2.6 million. On September 25, 2012, the date of the completion of a qualifying IPO and TLC debt conversion, the fair value of the derivative liability was $6.6 million. For the nine months ended September 30, 2012, the Company recognized a loss of approximately $4.0 million, which is included in general and administrative expenses. Upon the TLC debt conversion, the fair value of the derivative liability was reclassified into stockholders’ equity.

The table below reflects the reconciliation for liabilities measured at fair value on a recurring basis and classified as Level 3 (in thousands):

Derivative Liabilities
Balance, December 31, 2011	$(2,587)
Total losses included in earnings	(4,013)

Balance, September 25, 2012	(6,600)
Amount transferred to stockholders’ equity	6,600

Balance, September 30, 2012	$—

Amount of losses included in earnings attributable to the change in unrealized losses related to liabilities still held at the reporting date	$—

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011(in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
September 30, 2012:
Long-lived assets held and used	$28,385	$—	$—	$—	$28,385	$(6,454)
Lease intangible assets	—	—	—	—	—	(2,726)
Long-lived assets held for sale	4,513	(4,245)	—	—	8,758	(2,147)

						$(11,327)

December 31, 2011:
Long-lived assets held and used	$9,980	$(950)	$—	$—	$10,930	$(11,860)
Other assets	—	—	—	—	—	(105)
Lease intangible assets	113	—	—	—	113	(571)
Long-lived assets held for sale	9,634	(4,935)	—	—	14,569	(6,596)

						$(19,132)

The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreement or letter of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2012 and December 31, 2011. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the condensed consolidated balance sheets.

The estimated fair values of the fixed-rate mortgage and other loans receivable and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The mortgage and other loans receivable and mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The fair value of the Term Note was measured using an active market price at December 31, 2011 which is considered a Level 1 valuation method. The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and other loans receivable	$52,619	$52,866	$65,477	$64,202
Mortgages and notes payable	1,904,944	1,889,866	1,901,411	1,889,159
Term Note payable	—	—	725,735	663,429

9. Significant Credit and Revenue Concentration

As of September 30, 2012, the Company’s real estate investments are operated by approximately 165 tenants that engage in retail, service and distribution activities across various industries throughout the United States. Rental revenues under a master lease agreement with Shopko Stores Operating Co., LLC (“Shopko”), which operates in the general and discount retailer industry, totaled 26% of the Company’s total rental revenues (from continuing and discontinued operations) for each of the nine-month periods ended September 30, 2012 and 2011, respectively. The properties that are operated by Shopko under the master lease represented approximately 25% and 26% of the Company’s total investment portfolio as of September 30, 2012 and December 31, 2011, respectively.

In February 2012, Shopko and Pamida Stores Operating Co. LLC (“Pamida”), another one of our general merchandising tenants, completed a merger. As a result, rental revenues from the combined company represent 30% of our total rental revenue (from continuing and discontinued operations) for the nine months ended September 30, 2012. No other tenant contributed 10% or more of the Company’s total rental revenue during any of the periods presented. As of September 30, 2012, the combined properties that are operated by Shopko and Pamida represent approximately 29% of the Company’s total investment portfolio.

10. Discontinued Operations

Periodically, the Company may sell real estate properties it owns. Gains and losses from any such dispositions of properties and all operations from these properties are required to be reclassified as “discontinued operations” in the condensed consolidated statements of operations, as long as there is no significant continuing involvement in the future cash flows from these properties. As a result of this reporting requirement, each time a property is sold or classified as real estate assets held for sale, the operations of such property previously reported as part of “loss from continuing operations” are reclassified into “discontinued operations.” This presentation has no impact on net loss or cash flow. The net gains or losses from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$719	$709	$1,745	$2,651
Expenses:
General and administrative	9	(181)	108	(135)
Property costs	61	167	228	901
Interest	—	67	—	517
Depreciation and amortization	235	392	611	1,649
Impairments	920	4,742	2,147	10,501

Total expenses	1,225	5,187	3,094	13,433

Loss from discontinued operations	(506)	(4,478)	(1,349)	(10,782)
Net gains (losses) on dispositions of real estate (a)	1,021	(1,642)	2,390	(2,182)

Total discontinued operations	$515	$(6,120)	$1,041	$(12,964)

(a) Number of properties disposed of during period	7	16	25	27

11. Supplemental Cash Flow Information

During the nine months ended September 30, 2012, the Company reduced its Term Note indebtedness by $330.0 million through the conversion of its TLC into shares of its common stock. During the nine months ended September 30, 2012, the Company repaid $2.6 million of mortgages and notes payable in conjunction with sales of certain real estate properties and paid $0.7 million of real estate acquisition costs accrued for at December 31, 2011. In addition, as of September 30, 2012, $5.2 million of offering and deferred financing costs recorded in stockholders’ equity and other assets, respectively, on the accompanying condensed consolidated balance sheet were unpaid. During the nine months ended September 30, 2011, the Company transferred ownership of six properties with a net book value of $11.8 million to the lender pursuant to a consensual, non-cash settlement of $12.4 million of debt. In addition, as of September 30, 2011, $1.1 million of deferred offering costs recorded in other assets on the accompanying condensed consolidated balance sheet were unpaid.

12. Incentive Award Plan

In September 2012, the Company adopted the Incentive Award Plan (the “Plan”) under which we may grant equity incentive awards to eligible employees, directors and other service providers. An aggregate of approximately 3.1 million shares of common stock is available for issuance under the Plan. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan.

Prior to the establishment of the Plan, the Company’s former parent, Redford Holdco, LLC (“Redford”), granted certain Company executives restricted non-incentive units in Redford having an aggregate fair market value of $8.0 million. An independent third party assisted the Company in determining the number of non-incentive units of Redford to be granted to aggregate $8.0 million in fair market value as of the grant date, December 15, 2011, based on the income and market approaches.

The Company executives who received restricted non-incentive units with Redford terminated and cancelled their respective non-incentive units prior to the completion of the Company’s IPO in September 2012, in exchange for a cumulative 470,590 shares of restricted common stock of the Company under the Plan with a grant date fair market value of approximately $7.1 million. The vesting terms were substantially unchanged, with 50% of such shares vesting upon the completion of the Company’s IPO, and the remaining 50% to vest either (i) in three equal annual installments on the first through third anniversaries of the Company’s IPO, or (ii) in full upon a subsequent “change of control” (as defined in each executive’s respective amended employment agreement) of the Company, subject, in each case, to the executive’s continued employment with the Company through the applicable vesting dates.

The modification of these awards was deemed a “probable-to-probable” modification under ASC 718-20-55-107, and as such the total compensation expense to be recognized will be $8.0 million, the fair market value of the original awards which exceeded the grant date fair market value of the modified awards. Prior to the completion of the IPO, the Company did not recognize compensation costs related to these awards as the performance condition had not been met.

An additional 921,671 shares of restricted common stock were granted to certain directors, executive officers and other employees upon the completion of the IPO. These shares vest over the following service periods (subject to continued service through the applicable vesting date): 25,000 over a service period of 12 months; and 896,671 over a service period of three years. The grant date fair market value of these awards was approximately $14.1 million.

The following table summarizes our restricted common stock grant activity under the Plan:

	Nine Months Ended September 30, 2012
	Number of Shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	—
Shares granted	1,392,261	$15.84
Shares vested	(235,295)	$17.00
Shares forfeited	—	—

Outstanding nonvested shares, end of period	1,156,966	$15.61

(1) Grant date fair value

Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its nonvested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period. Under the terms of the restricted common stock grants issued, holders of the nonvested shares are eligible to receive non-refundable dividends. The Company did not pay any common stock dividends for the nine months ended September 30, 2012.

The amount of stock-based compensation expense recognized in general and administrative expenses was $4.1 million for the three and nine months ended September 30, 2012.

As of September 30, 2012, the remaining unamortized stock-based compensation expense totaled $17.5 million, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

13. Loss Per Share

Loss per share has been computed pursuant to ASC 260, Earnings Per Share. Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. The table below is a reconciliation of the numerator used in the computation of basic and diluted loss per share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss from continuing operations	$(50,374)	$(15,101)	$(72,084)	$(32,591)
Less: preferred dividends	—	—	(8)	(8)

Loss from continuing operations attributable to common stockholders	(50,374)	(15,101)	(72,092)	(32,599)
Income (loss) from discontinued operations	515	(6,120)	1,041	(12,964)

Net loss attributable to common stockholders	$(49,859)	$(21,221)	$(71,051)	$(45,563)

Weighted average common shares outstanding:
Basic and diluted	29,351,839	25,863,976	27,035,083	25,863,976

For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were the potential shares of common stock for the TLC debt conversion and nonvested restricted stock. These shares were not considered potentially dilutive for periods prior to 2012 as the related performance conditions had not been met. The weighted average number of shares of potentially dilutive securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
TLC convertible debt	22,664,065	—	23,714,360	—
Nonvested shares of restricted stock	1,358	—	456	—

Potentially dilutive shares	22,665,423	—	23,714,816	—

14. Subsequent Events

On October 1, 2012, we issued 4.35 million additional common shares at $15 per share in connection with the exercise by the underwriters in the IPO of their over-allotment option in full. Net proceeds of $60.7 million will be used to fund acquisitions and for other general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our business and growth strategies, investment and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general business and economic conditions;

•	continued volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the CPI;

•

other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

•	availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;

•	ability to renew leases, lease vacant space or re-lease space as existing leases expire;

•	the degree and nature of our competition;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	access to debt and equity capital markets;

•	fluctuating interest rates;

•	availability of qualified personnel and our ability to retain our key management personnel;

•	the outcome of any legal proceedings to which we are a party;

•	changes in, or the failure or inability to comply with, government regulation, including Maryland laws;

•	failure to maintain our status as a REIT;

•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and

•	additional factors discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the section entitled “Item 1.A. Risk Factors.” In light of these risks and uncertainties, the forward-looking events discussed in this quarterly report might not occur.

Overview

Spirit Realty Capital was incorporated on August 14, 2003 as a Maryland corporation. The Company is a self-administered and self-managed REIT that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis primarily to tenants engaged in retail, service, and distribution industries. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where the Company’s tenants conduct retail, distribution, or service activities that are essential to the generation of their sales and profits. Under a triple-net lease the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as insurance, real estate taxes, and repair and maintenance costs. In support of its primary business of owning and leasing real estate, the Company has also strategically originated or acquired long-term, commercial mortgage and equipment loans to provide a range of financing solutions to its tenants.

We generate our revenue primarily by leasing our properties to our tenants. As of September 30, 2012, our undepreciated gross investment in real estate and loans totaled approximately $3.6 billion, representing investment in 1,190 properties, including properties securing our mortgage loans. Of this amount, 98.5% consisted of our gross investment in real estate, representing ownership of 1,105 properties, and the remaining 1.5% consisted of commercial mortgage and equipment loans receivable secured by 85 properties or related assets. As of September 30, 2012, our owned properties were approximately 98.4% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual rent) of approximately 11.2 years. Our leases are generally long-term, with non-cancelable initial terms typically of 15 to 20 years and tenant renewal options for additional terms. As of September 30, 2012, approximately 96% of our leases (based on annual rent) provided for increases in future annual base rent.

Our operations are carried out through the Operating Partnership, which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. Spirit Realty Capital is the sole limited partner and owns the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly owned by us, in the future, we could agree to issue equity interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, convertible into shares of our common stock at specified ratios set when equity interests in the Operating Partnership are issued.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2003. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner.

Factors that May Influence Our Operating Results

Rental Revenue

Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 96% of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of September 30, 2012, 98.4% of our owned properties (based on number of properties) were occupied.

In February 2012, Shopko and Pamida, two of our general merchandising tenants, completed a merger. As a result, Shopko/Pamida contributed 29.9% of our annual rent as of September 30, 2012. 84 Properties, LLC (“84 Lumber”), our next largest tenant, contributed 6.6% of our annual rent as of September 30, 2012. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida and 84 Lumber, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.

The unaudited condensed consolidated financial statements of Specialty Retail Shops Holding Corp., the parent company of Shopko, as of July 28, 2012, January 28, 2012 and July 30, 2011 and for the 26 Weeks Ended July 28, 2012 and July 30, 2011 are included in Exhibit 99.1 to this quarterly report and are incorporated by reference herein.

Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of September 30, 2012 was 11.2 years (based on annual rent). Approximately 5.7% of our leases (based on annual rent) as of

September 30, 2012 will expire prior to January 1, 2016. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.

Our ability to grow revenue will depend, to a significant degree, on our ability to acquire additional properties. We primarily focus on opportunities to provide capital to small and middle market companies that we conclude have stable and proven operating histories and attractive credit characteristics, but lack the access to capital that large companies often have. We believe our experience, in-depth market knowledge and extensive network of long-standing relationships in the real estate industry will provide us access to an ongoing pipeline of attractive investment opportunities.

We believe our current pipeline of investment opportunities is robust and is steadily increasing. These opportunities typically have initial asking “cap rates” (the ratio of the expected annual rent to be received from the opportunity to the offer price of the opportunity) ranging from 7.50% to 9.50%, which has been a generally consistent range throughout the year. These opportunities range from large, widely-marketed transactions with investment grade tenants to small, off-market transactions with non-rated tenants.

Our Triple-Net Leases

We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of September 30, 2012, approximately 95% of our properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 63.2% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.

Interest Expense

Following the completion of the IPO and the TLC debt conversion and TLB repayment, there were no amounts outstanding under the Term Note (which was extinguished). As of September 30, 2012, we had approximately $2.0 billion principal balance outstanding of predominately secured, fixed-rate mortgage notes payable. During the nine months ended September 30, 2012, the weighted average interest rate on our fixed and variable-rate debt, excluding the amortization of deferred financing costs and debt discounts, was approximately 6.12%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of four mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.81% on a significant portion of this variable rate debt. We amortize on a non-cash basis the deferred financing costs and debt discounts associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the nine months ended September 30, 2012, non-cash interest expense recognized on the new credit facility, mortgages and notes payable totaled approximately $7.3 million. Under our existing debt structure as of September 30, 2012, we anticipate our quarterly non-cash interest expense under our fixed and variable rate debt, including the credit facility, to be approximately $3.4 million. Any changes to our debt structure, including borrowings under the $100 million credit facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses. As a public company, we estimate our annual general and administrative expenses will increase by approximately $2.2 million due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters.

Transaction Costs

As we acquire properties, we may incur transaction costs that we are required to expense.

Impact of Inflation

Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Since tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not adversely affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expense. Additionally, our leases generally provide for rent escalators (see “—Rental Revenue” above) designed to mitigate the effects of inflation over a lease’s term. However, since some of our leases do not contain rent escalators and many that do limit the amount by which rent may increase, any increase in our rental revenue may not keep up with the rate of inflation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our final prospectus dated September 19, 2012 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

The following discussion includes the results of our continuing operations as summarized in the table below:

	Continuing Operations Three months ended September 30,
	2012	2011	Change	%
	(in thousands)
Revenues:
Rentals	$69,030	$67,056	$1,974	2.9%
Interest income on loans receivable	1,483	1,667	(184)	(11.0)%
Interest income and other	164	237	(73)	(30.8)%

Total revenues	70,677	68,960	1,717	2.5%

Expenses:
General and administrative	17,402	9,940	7,462	75.1%
Property costs	1,028	1,346	(318)	(23.6)%
Interest	42,115	43,517	(1,402)	(3.2)%
Depreciation and amortization	27,760	27,397	363	1.3%
Impairments	150	2,007	(1,857)	(92.5)%

Total expenses	88,455	84,207	4,248	5.0%

Loss from continuing operations before other expense and income tax expense (benefit)	(17,778)	(15,247)	(2,531)	(16.6)%
Loss on debt extinguishment	(32,522)	—	(32,522)	(100.0)%

Loss from continuing operations before income tax expense (benefit)	(50,300)	(15,247)	(35,053)	(229.9)%
Income tax expense (benefit)	74	(146)	220	150.7%

Loss from continuing operations(1)	$(50,374)	$(15,101)	$(35,273)	(233.6)%

(1)	For the three months ended September 30, 2012 and 2011, income of $0.5 million and losses of $6.1 million, respectively, resulted from discontinued operations.

Revenues

For the three months ended September 30, 2012, approximately 97.9% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by $1.7 million to $70.7 million for the three months ended September 30, 2012 as compared to $69.0 million for same period in 2011. The increase in revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions of over $111.5 million subsequent to September 30, 2011 and contractual rent escalations on our owned real estate properties.

Rentals. Rental revenue increased by $1.9 million to $69.0 million for the three months ended September 30, 2012 as compared to $67.1 million for the same period in 2011. The increase was attributable to an increase in the number of active leases due to real estate acquisitions, contractual rent escalations and fewer vacant properties compared to the period ended September 30, 2011. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the three months ended September 30, 2012 and 2011 was $0.7 million and $0.6 million, respectively, representing approximately 1.0% of total rental revenue from continuing operations for each of the three months ended September 30, 2012 and 2011.

As of September 30, 2012, 98.4% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the automotive and restaurant industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in the portfolio. As of September 30, 2012, 18 of our properties, representing approximately 1.6% of our owned properties, were vacant and not generating rent, compared to 23 vacant properties, representing 2.2% of our owned properties, as of September 30, 2011.

Interest income on loans receivable. Interest income on loans receivable decreased by $0.2 million to $1.5 million in the three months ended September 30, 2012 as compared to $1.7 million for the same period in 2011. The decrease in interest income was primarily due to the prepayment of three notes totaling $13.5 million and scheduled maturities and amortization subsequent to September 30, 2011.

Interest income and other. Interest income and other remained stable between periods at $0.2 million for each of the three month periods ended September 30, 2012 and 2011.

Expenses

General and administrative. General and administrative expenses increased $7.5 million to $17.4 million for the three months ended September 30, 2012, as compared to $9.9 million for the same period in 2011. This increase was primarily attributable to charges associated with completing the IPO and extinguishing the Term Note indebtedness of $8.3 million, in the aggregate, and $4.9 million in stock-based compensation and incentive awards. During the same period in 2011, the Company recognized $6.1 million in consulting fees in connection with the Term Note amendment and Conversion Agreement.

Property costs. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Total property costs decreased by $0.3 million to $1.0 million for the three months ended September 30, 2012, as compared to $1.3 million for the same period in 2011. The decrease in property costs was due to a decrease in the average number of property vacancies, from an average of 26 vacant properties during the three months ended September 30, 2011 to an average of 19 vacant properties during the comparable period in 2012.

Interest. Interest expense decreased by $1.4 million to $42.1 million for the three months ended September 30, 2012, as compared to $43.5 million for the same period in 2011. The decrease in interest expense was due primarily to lower overall debt following the repurchase of $70.0 million in Term Note indebtedness in July 2011 and a reduction in amortization expense on debt discounts associated with the Term Note. These decreases were partially offset by increases attributable to $41.2 million of borrowings related to recent acquisitions.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Continuing Operations Three months ended September 30,
	2012	2011
	(in thousands)
Interest expense—Term Note payable	$6,210	$6,484
Interest expense—mortgages and notes payable	30,019	30,183
Interest expense—other	1	—
Amortization of deferred financing costs	837	861
Amortization of net losses related to interest rate swap	1,081	1,122
Amortization of debt discount	3,967	4,867

Total interest expense	$42,115	$43,517

Weighted average debt outstanding before Term Note and debt discount(1)	$1,953,926	$1,961,969
Weighted average Term Note	681,457	738,130
Weighted average debt discount(1)	(49,661)	(64,646)

Weighted average debt outstanding	$2,585,722	$2,635,453

Adjusted interest(2)/weighted average mortgages and notes payable	6.15%	6.15%
Term Note interest(3)/weighted average Term Note payable	3.65%	3.51%

(1)	Excludes debt associated with discontinued operations.
(2)	Excludes interest expense associated with the Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3)	Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization. Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $0.4 million to $27.8 million for the three months ended September 30, 2012 as compared to $27.4 million for the same period in 2011. The slight increase was due to higher depreciation expense following acquisitions of over $111.5 million in properties between September 30, 2011 and September 30, 2012, partially offset by dispositions of properties subsequent to September 30, 2011. The following table summarizes our depreciation and amortization expense from continuing operations:

	Continuing Operations Three months ended September 30,
	2012	2011
	(in thousands)
Depreciation of real estate assets	$23,247	$22,867
Other depreciation	13	14
Amortization of lease intangibles	4,500	4,516

Total depreciation and amortization	$27,760	$27,397

Impairments. Impairment charges on properties and other assets that are classified as part of continuing operations were $0.2 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively. The reduction in the average number of vacancies over the past 12 months has resulted in lower impairment charges during the comparable three month periods ended September 30, 2012 and 2011. The impairment charge for the three months ended September 30, 2011 also includes a $1.0 million increase to our loan loss provision on certain loans receivable. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

	Continuing Operations Three months ended September 30,
	2012	2011
	(in thousands)
Real estate and intangible asset impairment	$150	$892
Write-off of lease intangibles due to lease terminations	—	41
Loan receivable impairment	—	1,030
Other impairment	—	44

Total impairment loss	$150	$2,007

Other income (expense)

During the three months ended September 30, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was due to the conversion of our then outstanding $330 million TLC into stockholders’ equity at a premium. No such losses were recorded during the same period in 2011.

Discontinued Operations

Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”

For the three months ended September 30, 2012, we had income from discontinued operations of $0.5 million. For the same period in 2011, we had a loss from discontinued operations of $6.1 million. For the three months ended September 30, 2012, $0.7 million of loss was attributable to the properties held for sale. For the same period in 2011, $2.0 million of loss was attributable to the properties held for sale. Non-cash impairment charges included in the loss from discontinued operations for the three months ended September 30, 2012 and 2011 were $0.9 million and $4.7 million, respectively.

Comparison of the Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

The following discussion includes the results of our continuing operations as summarized in the table below:

	Continuing Operations Nine months ended September 30,
	2012	2011	Change	%
	(in thousands)
Revenues:
Rentals	$205,852	$199,303	$6,549	3.3%
Interest income on loans receivable	4,496	5,120	(624)	(12.2)%
Interest income and other	709	702	7	1.0%

Total revenues	211,057	205,125	5,932	2.9%

Expenses:
General and administrative	31,463	22,647	8,816	38.9%
Litigation	—	151	(151)	(100.0)%
Property costs	3,302	4,010	(708)	(17.7)%
Interest	123,346	126,518	(3,172)	(2.5)%
Depreciation and amortization	83,114	82,389	725	0.9%
Impairments	9,000	2,038	6,962	341.6%

Total expenses	250,225	237,753	12,472	5.2%

Loss from continuing operations before other expense and income tax expense (benefit)	(39,168)	(32,628)	(6,540)	(20.0)%
Loss on debt extinguishment	(32,522)	—	(32,522)	(100.0)%

Loss from continuing operations before income tax expense (benefit)	(71,690)	(32,628)	(39,062)	(119.7)%
Income tax expense (benefit)	394	(37)	431	NM

Loss from continuing operations(1)	$(72,084)	$(32,591)	$(39,493)	(121.2)%

(1)	For the nine months ended September 30, 2012 and 2011, income of $1.0 million and losses of $13.0 million, respectively, resulted from discontinued operations.

Revenues

For the nine months ended September 30, 2012, approximately 97.9% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by approximately $6.0 million to $211.1 million for the nine months ended September 30, 2012 as compared to $205.1 million for same period in 2011. The increase in revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions of over $111.5 million subsequent to September 30, 2011 and contractual rent escalations on our owned real estate properties.

Rentals. Rental revenue increased by approximately $6.6 million to $205.9 million for the nine months ended September 30, 2012 as compared to $199.3 million for same period in 2011. The increase was attributable to an increase in the number of active leases due to real estate acquisitions, contractual rent escalations and fewer vacant properties compared to the period ended September 30, 2011. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the nine months ended September 30, 2012 and 2011 was $2.1 million and $1.9 million, respectively, representing approximately 1.0% of total rental revenue from continuing operations for each of the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, 98.4% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the automotive and restaurant industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in the portfolio. As of September 30, 2012, 18 of our properties, representing approximately 1.6% of our owned properties, were vacant and not generating rent, compared to 23 vacant properties, representing 2.2% of our owned properties, as of September 30, 2011.

Interest income on loans receivable. Interest income on loans receivable decreased by $0.6 million to $4.5 million in the nine months ended September 30, 2012 as compared to $5.1 million for the same period in 2011. The decrease in interest income was primarily due to the prepayment of three notes totaling $13.5 million, during the nine months ending September 30, 2012 and scheduled maturities and amortization subsequent to September 30, 2011.

Interest income and other. Interest income and other remained stable between periods at $0.7 million for each of the nine month periods ended September 30, 2012 and 2011. The Company recognized $0.3 million in lease termination revenue during the nine months ending September 30, 2012, but recognized higher interest income during the comparable period in 2011. Lease termination revenue frequently results from negotiations with tenants who have individual underperforming properties which make up a portion of a master lease. In certain of these circumstances, in exchange for a termination fee, we may agree to lower the lease payment under the master lease and remove the underperforming property from the master lease. This generates higher revenue for the period in which the termination fee is received, but may result in lower revenue in future periods, depending on if and how quickly and at what rate the newly-vacant properties can be re-leased.

Expenses

General and administrative expenses increased $8.9 million to $31.5 million for the nine months ended September 30, 2012, as compared to $22.6 million for the same period in 2011. This increase was primarily attributable to charges associated with completing the IPO and extinguishing the Term Note indebtedness of $12.8 million, in the aggregate, and $4.9 million in stock-based compensation and incentive awards. During the same period in 2011, the Company recognized $7.2 million in consulting fees in connection with the Term Note amendment and Conversion Agreement.

Property costs. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Total property costs decreased by $0.7 million to $3.3 million for the nine months ended September 30, 2012, as compared to $4.0 million for the same period in 2011. The decrease in property costs was due to a decrease in the average number of property vacancies, from an average of 35 vacant properties during the nine months ended September 30, 2011 to an average of 19 vacant properties during the comparable period in 2012.

Interest. Interest expense decreased by $3.2 million to $123.3 million for the nine months ended September 30, 2012, as compared to $126.5 million for the same period in 2011. The decrease in interest expense was due primarily to lower overall debt following the repurchase of $70.0 million in Term Note indebtedness in July 2011 and a $2.9 million first quarter 2012 adjustment of 2011 debt discount amortization. These decreases were partially offset by increases attributable to $41.2 million of borrowings related to recent acquisitions.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Continuing Operations Nine months ended September 30,
	2012	2011
	(in thousands)
Interest expense—Term Note payable	$19,925	$20,244
Interest expense—mortgages and notes payable	89,721	90,441
Interest expense—other	9	7
Amortization of deferred financing costs	2,550	2,749
Amortization of net losses related to interest rate swap	3,415	3,371
Amortization of debt discount	7,726	9,706

Total interest expense	$123,346	$126,518

Weighted average debt outstanding before Term Note and debt discount(1)	$1,955,964	$1,971,415
Weighted average Term Note	713,037	778,487
Weighted average debt discount(1)	(55,077)	(64,534)

Weighted average debt outstanding	$2,613,924	$2,685,368

Adjusted interest(2)/weighted average mortgages and notes payable	6.12%	6.12%
Term Note interest(3)/weighted average Term Note payable	3.73%	3.47%

(1)	Excludes debt associated with discontinued operations.
(2)	Excludes interest expense associated with the Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3)	Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization. Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $0.7 million to $83.1 million for the nine months ended September 30, 2012 as compared to $82.4 million for the same period in 2011. The slight increase was due to higher depreciation expense following acquisitions of over $111.5 million in properties between September 30, 2011 and September 30, 2012, partially offset by dispositions of properties subsequent to September 30, 2011. The following table summarizes our depreciation and amortization expense from continuing operations:

	Continuing Operations Nine months ended September 30,
	2012	2011
	(in thousands)
Depreciation of real estate assets	$69,645	$68,718
Other depreciation	35	84
Amortization of lease intangibles	13,434	13,587

Total depreciation and amortization	$83,114	$82,389

Impairments. Impairment charges on properties and other assets that are classified as part of continuing operations were $9.0 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively. The higher impairment charges were attributable to certain underperforming properties and include $2.7 million of lease intangible write-offs. The impairment charges during 2011 were primarily attributable to properties which were held for sale and measured at fair value. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

	Continuing Operations Nine months ended September 30,
	2012	2011
	(in thousands)
Real estate and intangible asset impairment	$6,454	$892
Write-off of lease intangibles due to lease terminations	2,726	41
Loan receivable impairment (recovery) expense	(180)	1,030
Other impairment	—	75

Total impairment loss	$9,000	$2,038

Other income (expense)

During the nine months ended September 30, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was the impact of the conversion of our then outstanding $330 million TLC into stockholders’ equity at a premium. No such losses were recorded during the same period in 2011.

Discontinued Operations

Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”

For the nine months ended September 30, 2012, we had income from discontinued operations of $1.0 million. For the same period in 2011, we had a loss from discontinued operations of $13.0 million. For properties sold during the nine months ended September 30, 2012 and 2011, we had gains of $2.4 million compared to losses totaling $2.2 million, respectively. We incurred greater impairment charges on properties sold or held for sale during the nine months ended September 30, 2011, which contributed to the higher loss from discontinued operations in the prior period. During the nine months ended September 30, 2012, $1.6 million of loss was attributable to the properties held for sale. For the same period in 2011, $6.7 million of loss was attributable to the properties held for sale. Non-cash impairment charges included in the loss from discontinued operations for the nine months ended September 30, 2012 and 2011 were $2.1 million and $10.5 million, respectively.

Property Portfolio Information

Our diverse real estate portfolio at September 30, 2012 consisted of 1,105 owned properties,

•	leased to approximately 165 tenants;

•	located in 47 states, with only 4 states contributing more than 5% of our annual rent;

•	operating in 18 different industries;

•	with an occupancy rate of 98.4%; and

•	with a weighted average remaining lease term of 11.2 years.

The following tables present the diversity of our portfolio and are calculated based on percentage of total annual rent.

Diversification By Tenant

The following table lists the top 10 tenants of our owned real estate properties (based on annual rent) as of September 30, 2012:

	Tenant	Number of Properties	Annual Rent (in thousands)(1)	Percent of Total Annual Rent
1.	Shopko Stores/Pamida Operating Co., LLC	181	$83,450	29.9%
2.	84 Properties, LLC	109	18,437	6.6
3.	Carmike Cinemas, Inc.	12	8,024	2.9
4.	Universal Pool Co., Inc.	14	6,355	2.3
5.	CBH20, LP (Camelback Ski Resort)	1	5,779	2.1
6.	Casual Male Retail Group Inc	1	4,814	1.7
7.	United Supermarkets, LLC	14	4,576	1.6
8.	Main Event Entertainment, LP	6	4,477	1.6
9.	NE Opco, Inc.	6	4,378	1.6
10.	Carmax, Inc.	4	3,931	1.4
	Other	757	134,763	48.3

	Total	1,105	278,984	100%

(1)	We define annual rent as rental revenue for the three months ended September 30, 2012 multiplied by four.

Diversification By Industry

The following table sets forth information regarding the diversification of our owned real estate properties among different industries (based on annual rent) as of September 30, 2012:

Industry	Number of Properties	Percent of Total Annual Rent(1)
General and discount retail properties	181	29.9%
Restaurants—quick service	366	10.2
Restaurants—casual dining	133	8.4
Specialty retail properties	42	7.9
Movie theatres	23	7.8
Building material suppliers	110	6.7
Industrial properties	28	5.3
Educational properties	22	4.7
Automotive dealers, parts and service properties	74	4.4
Recreational properties	8	3.7
Convenience stores / car washes	33	3.1
Supermarkets	20	1.9
Distribution properties	37	1.4
Medical/other office properties	10	1.4
Health clubs/gyms	5	1.1
Interstate travel plazas	3	1.1
Drugstores	9	*
Call centers	1	*

Total	1,105	100%

*	Less than 1%
(1)	We define annual rent as rental revenue for the three months ended September 30, 2012 multiplied by four.

Diversification By Geography

The following table sets forth information regarding the geographic diversification of our owned real estate properties as of September 30, 2012:

Location	Number of Properties	Percent of Total Annual Rent(1)
Wisconsin	57	11.3%
Texas	82	8.6
Illinois	84	6.7
Pennsylvania	49	5.3
Minnesota	38	4.6
Arizona	24	4.1
Florida	63	3.9
Georgia	70	3.9
Indiana	40	3.3
Michigan	34	3.2
Nebraska	18	3.2
Ohio	49	3.1
Massachusetts	6	2.9
California	9	2.6
North Carolina	25	2.2
Tennessee	54	2.1
Idaho	9	2.0
Utah	13	2.0
Iowa	32	1.9
Kentucky	37	1.8
Alabama	44	1.8
Washington	9	1.6
Missouri	30	1.5
Montana	7	1.5
Virginia	27	1.4
South Dakota	9	1.4
New York	29	1.4
Oklahoma	13	1.3
Oregon	6	1.3
West Virginia	19	1.1
Kansas	6	*
South Carolina	12	*
Maryland	18	*
Colorado	6	*
Louisiana	13	*
Arkansas	7	*
Maine	20	*
Nevada	2	*
New Jersey	3	*
Wyoming	8	*
New Mexico	4	*
Mississippi	7	*
Delaware	2	*
Vermont	2	*
North Dakota	2	*
New Hampshire	6	*
Rhode Island	1	*

Total properties owned	1,105	100%

*	Less than 1%
(1)	We define annual rent as rental revenue for the three months ended September 30, 2012 multiplied by four.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of September 30, 2012. As of September 30, 2012, the weighted average remaining non-cancelable initial term of our leases (based on annual rent) was 11.2 years. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights:

Leases expiring in	Number of Properties	Expiring Annual Rent (in thousands)(1)	Percent of Total Annual Rent
Remainder of 2012	4	$1,612	0.6%
2013	13	1,544	0.6
2014	54	7,778	2.8
2015	20	4,608	1.7
2016	23	2,765	1.0
2017	34	6,208	2.2
2018	33	11,274	4.0
2019	58	12,022	4.3
2020	86	27,825	10.0
2021	131	22,303	8.0
2022 and thereafter	631	180,648	64.8
Vacant	18	—	—

Total owned properties	1,105	$278,587	100%

(1)	We define annual rent as rental revenue for the three months ended September 30, 2012 multiplied by four.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including costs relating to servicing our outstanding debt, and cash distributions. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents, net cash from operating activities and borrowings under our $100 million secured revolving credit facility. We believe that our long-term, triple-net leases provide stable rental revenue during various market environments.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties, selectively fund notes receivable and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including borrowings under our $100 million secured revolving credit facility, net cash from operating activities, future financings, working capital, proceeds from select sales of our properties and other secured and unsecured borrowings. However, there are a number of factors that may have a material and adverse effect on our ability to access these capital sources, including the current state of the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

As of September 30, 2012, we had $45.4 million of cash and cash equivalents as compared to $53.4 million as of September 30, 2011. This decrease resulted primarily from the use of cash and cash equivalents to reduce our indebtedness and fund acquisitions offset primarily by $103.4 million of cash generated from operations during the twelve months ended September 30, 2012.

Upon the completion of the IPO, we improved our financial position by reducing our debt by $729.0 million and putting in place a $100 million credit facility. The credit facility may be used to finance the acquisition of additional properties, provide working capital and for other corporate purposes.

Description of Certain Debt

Mortgages and Notes Payable

We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of September 30, 2012, we had approximately $2.0 billion principal balance of outstanding indebtedness with a weighted average annual interest rate of 6.12% and a weighted average maturity of 6.0 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. Scheduled debt payments as of September 30, 2012 are as follows (in thousands):

Year	Scheduled Principal Amortization	Balloon Payments at Maturity(1)	Total
	(in thousands)
2012 (remainder of year)	$10,616	$7,690	$18,306
2013	43,518	4,751	48,269
2014	46,158	29,761	75,919
2015	47,219	96,587	143,806
2016	40,732	581,529	622,261
Thereafter	150,954	905,814	1,056,768

Total	$339,197	$1,626,132	$1,965,329

(1)	Balloon payments subsequent to 2016 are as follows: $230.3 million due in 2017, $258.3 million due in 2020, $167.5 million due in 2021 and $249.7 million due in 2022.

Secured Revolving Credit Facility

In September 2012, the Operating Partnership entered into a secured revolving credit facility allowing borrowings of up to $100 million and providing for a maximum additional loan commitment of $50 million, subject to the satisfaction of specified requirements and obtaining additional commitments from lenders. The amount available for us to borrow under the credit facility, and our ability to request issuances of letters of credit, will be subject to the Operating Partnership’s maintenance of a minimum ratio of the total value of the unencumbered properties to the outstanding credit facility obligations of 1.75:1.00. As of September 30, 2012, no borrowings were outstanding under the credit facility.

The initial term expires on September 25, 2015 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The credit facility bears interest, at the Company’s option, of either (i) the “Alternate Base Rate” (as defined in the credit agreement) plus 2.50% to 3.50%; or (ii) LIBOR plus 3.50% to 4.50%, depending on our leverage ratio. As of September 30, 2012 and until the first compliance certificate is delivered and approved, interest will be determined based on the highest leverage ratio. The Company is also required to pay a fee on the unused portion of the credit facility at a rate of between 0.30% and 0.40% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter.

As a result of entering into the credit facility, we incurred costs of $2.2 million which have been deferred and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over the remaining initial term of the credit facility.

Our ability to borrow under the credit facility is subject to our Operating Partnership’s ongoing compliance with a number of customary financial covenants, including:

•

a maximum total leverage ratio (defined as consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, or consolidated EBITDA) of 8.00:1.00 through and including the first fiscal quarter of 2014, 7.75:1.00 for the next four fiscal quarters and 7.50:1.00 thereafter;

•

a minimum total fixed charge coverage ratio (defined as consolidated EBITDA to consolidated fixed charges) of 1.35:1.00 through and including the first fiscal quarter of 2014, 1.40:1.00 for the next four fiscal quarters and 1.45:1.00 thereafter;

•

a minimum total facility interest coverage ratio (defined as consolidated EBITDA less total interest expense, payments of principal on, or amounts escrowed or held with respect to, non-recourse indebtedness and maintenance-related capital expenditures to total interest expense plus amortization payments due on recourse indebtedness) of 5.00:1.00 through and including the first fiscal quarter of 2013, 6.00:1.00 from the second fiscal quarter of 2013 through and including the first fiscal quarter of 2014, 7.00:1.00 from the second fiscal quarter of 2014 through and including the first fiscal quarter of 2015 and 8:00:1.00 thereafter; and

•

a minimum consolidated tangible net worth equal to at least 80% of our consolidated tangible net worth at the completion of the IPO plus 80% of the net proceeds of any additional issuances of common stock.

Pursuant to the terms of the credit facility, our distributions may not exceed the greater of (1) 100% of our FFO or (2) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). We guarantee our Operating Partnership’s obligations under the credit facility and, to the extent not prohibited by applicable law, all of our assets and our Operating Partnership’s assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the credit facility.

Term Note Debt Conversion

Prior to the completion of the IPO on September 25, 2012, we had $729 million principal balance outstanding of the Term Note. We entered into various interest rate derivative products to hedge the risk of variability in cash flows which were accounted for as cash flow hedges. Pursuant to an amendment to the Term Note credit agreement, the principal balance was separated into two tranches: $399 million of TLB and $330 million of TLC. Pursuant to the Conversion Agreement, holders of TLC granted us the option to convert the TLC into our common stock in connection with a qualifying IPO. In exchange for this option, we paid a call premium fee of $6.6 million to the TLC lenders, which was recorded as debt discount. Additionally, the share settled call option was deemed an embedded derivative and its value reflected as a debt discount and a separate derivative liability. Upon separation and at each reporting period thereafter, the derivative liability was recorded at fair value with any changes in fair value reflected in earnings.

At the completion of the IPO, we issued 24.2 million shares of common stock to the TLC lenders at a conversion premium of 10.2%, and used a portion of the proceeds from the IPO to repay the $399 million TLB. As a result, we recognized a loss on debt extinguishment of $32.5 million included in other income (expense), and a non-cash charge related to the derivative instruments of $8.7 million, of which $8.1 million is reflected in general and administrative expense and $0.6 million in interest expense for the nine months ended September 30, 2012. The fair value of the embedded derivative liability at the completion of the IPO was $6.6 million and reclassified into stockholders’ equity.

The interest rate on the Term Note was 3.78%, effective beginning on February 1, 2012; and was reset on August 1, 2012 to 3.44%, which remained in effect until the Term Note was extinguished on September 25, 2012.

At December 31, 2011, the rate on the Term Note was 3.43%. Beginning on February 1, 2011, the variable rate was consistently based on a six-month LIBOR rate and never exceeded 3.45% during 2011.

We were subject to various financial and nonfinancial covenants under the Term Note, including a minimum pro forma debt service coverage ratio and a maximum pro forma leverage ratio. At December 31, 2011 and through the date of extinguishment, we were in compliance with the covenants under the Term Note.

Contractual Obligations

During the first nine months of 2012, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our final prospectus dated September 19, 2012 and filed with the SEC.

We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

Distribution Policy

Distributions from our current or accumulated earnings and profits are generally classified as ordinary income, whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s federal income tax basis in our common stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.

We are required to distribute 90% of our taxable income (subject to certain adjustments and excluding net capital gain) on an annual basis to maintain qualification as a REIT for federal income tax purposes and are required to pay federal income tax at regular corporate rates to the extent we distribute less than 100% of our taxable income (including capital gains).

We intend to make distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay corporate-level federal income and excise taxes.

Any distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant.

Cash Flows

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $9.0 million to $76.9 million for the nine months ended September 30, 2012 as compared to $67.9 million for the same period in 2011. The increase was primarily attributable to an increase in rental revenues as a result of property acquisitions and scheduled rent escalations offset by higher general and administrative expenses related to the IPO.

Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $56.4 million for the nine months ended September 30, 2012 as compared to net cash provided by investing activities of $4.1 million for the same period in 2011. The increase in cash used for investing activities during 2012 included $90.4 million to fund the acquisition of 58 properties and invest in two unsecured notes, partially offset by cash proceeds of $19.7 million from the disposition of 25 properties, collections of principal on loans receivable totalling $16.4 million and transfers of sales proceeds to restricted cash accounts. Collections of principal on loans receivable in 2012 include unscheduled paydowns; scheduled principal collections in future periods are lower. During the nine months ended September 30, 2011, our investing activity primarily related to receipt of cash proceeds of $16.9 million from the sale of properties and collection of principal on loans receivable offset by $6.0 million placed in restricted cash accounts and $6.8 million of capital improvements.

Our net cash used in financing activities is generally impacted by our borrowings. On September 25, 2012, we completed the IPO. Net cash used in financing activities decreased by $82.3 million to $24.6 million for the nine months ended September 30, 2012 as compared to $106.9 million for the same period in 2011. Net proceeds provided from issuance of our common stock totaled $400.9 million. We used $399.0 million to pay-off our then outstanding TLB. During the nine months ended September 30, 2012, we used $10.7 million to obtain lender consents in connection with the IPO and placed an additional $22.6 million into restricted cash accounts as reserves for certain lenders. In addition, we borrowed $41.2 million to finance portions of certain acquisitions and repaid $31.6 million of our mortgage and notes payable. During the nine months ended September 30, 2011, cash used for financing activities was primarily due to the $70.0 million repurchase of the Term Note and $28.7 million repayment of our mortgage and notes payable.

FFO and Adjusted Funds from Operations (AFFO) Attributable to Common Stockholders

The following is a reconciliation of net income attributable to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(49,859)	$(21,221)	$(71,051)	$(45,563)
Add/(less):
Portfolio depreciation and amortization (a)	27,983	27,775	83,690	83,955
Portfolio impairments (a)	1,070	5,719	11,327	11,509
Realized (gains)/losses on sales of real estate (a)	(1,021)	1,642	(2,390)	2,182

Total adjustments	28,032	35,136	92,627	97,646
Funds from operations (FFO) attributable to common stockholders	$(21,827)	$13,915	$21,576	$52,083
Add/(less):
Loss on Term Note extinguishment	32,522	—	32,522	—
Loss on derivative instruments related to Term Note extinguishment	7,992	540	8,688	843
Expenses incurred to secure lenders’ consents (b)	963	—	4,770	—
Litigation	—	—	—	151
Non-cash interest expense	5,247	6,856	13,052	15,874
Non-cash revenues	(534)	(537)	(1,683)	(1,661)
Non-cash compensation expense	4,121	—	4,121	—

Total adjustments to FFO	50,311	6,859	61,470	15,207

Adjusted funds from operations (AFFO) attributable to common stockholders	$28,484	$20,774	$83,046	$67,290

Net loss per share of common stock
Basic and Diluted (c)	$(1.70)	$(0.82)	$(2.63)	$(1.76)

FFO per share of common stock
Diluted (c)	$(0.74)	$0.54	$0.65	$2.01

AFFO per share of common stock
Diluted (c)	$0.60	$0.80	$1.81	$2.60

Weighted average common shares outstanding:
Basic	29,351,839	25,863,976	27,035,083	25,863,976
Diluted (c)	52,017,262	25,863,976	50,749,899	25,863,976

(a)	Includes amounts related to discontinued operations.
(b)	These third party expenses were incurred to secure lenders’ consents to the IPO.
(c)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive. For restricted stock, the “Treasury Stock Method” was used. For the TLC, the “If Converted Method” was used. In determining if the conversion of TLC was dilutive, the interest savings (net of tax) subsequent to an assumed conversion were added back to net earnings.

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) on the disposition of assets. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. AFFO, represents net income (loss) attributable to common stockholders, adjusted to eliminate the impact of real estate-related depreciation and amortization, impairment charges, charges associated with extinguishment of the Term Note, litigation costs, non-cash interest expense, non-cash revenues, and non-cash stock-based compensation expense. We believe that it is useful to investors to exclude the effect of charges associated with extinguishment of the Term Note, litigation costs, non-cash interest expense, non-cash revenues, and non-cash stock-based compensation expense because these items are not reflective of ongoing operational items.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements

See Note 1 to the September 30, 2012 unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rate and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, this tends to reduce our exposure to rising property operating costs due to inflation.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under the credit facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results. In a decreasing interest rate environment, borrowers are generally more likely to prepay their loans in order to obtain financing at lower interest rates. However, our investments in mortgage and equipment loans receivable have significant prepayment protection in the form of yield maintenance provisions which provide us with substantial yield protection in a decreasing interest rate environment with respect to this portion of our investment portfolio.

The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of September 30, 2012, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). Essentially all of our approximately $2.0 billion principal balance of outstanding mortgages and notes payable as of September 30, 2012 were long-term, fixed-rate obligations. For the nine months ended September 30, 2012, the weighted average interest rate on our debt, excluding amortization of deferred financing and debt discounts, was approximately 6.12%.

We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps and futures, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. Hedging transactions, however, may generate income which is not qualified income for purposes of maintaining our REIT status. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Even with hedging strategies in place, there can be no assurance that our results of operations will remain unaffected as a result of changes in interest rates. In addition, hedging transactions using derivative instruments involve additional risks such as counterparty credit risk and basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We address basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Our interest rate risk management policy addresses counterparty credit risk (the risk of nonperformance by the counterparties) by requiring that we deal only with major financial institutions that have high credit ratings.

The estimated fair values of our fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of September 30, 2012:

	Carrying Value	Estimated Fair Value
	(in thousands)
Mortgages and notes payable	$1,904,944	$1,889,866

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2012 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2012, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 16 of our final prospectus dated September 19, 2012 and filed with the SEC. Please review the Risk Factors set forth in the September 19, 2012 prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

On September 21, we issued 22,340,052 shares of our common stock to certain of our existing stockholders in exchange for an equal number of shares of common stock then outstanding and held by such stockholders. We received no proceeds from the issuance of these shares. The issuance of these shares was effectuated in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).

On September 25, 2012, we issued 24,245,278 shares of our common stock to our TLC lenders in exchange for the extinguishment of our TLC. We received no proceeds from the issuance of these shares. The issuance of these shares was effectuated in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act.

On September 25, 2012, we granted to certain of our directors, executive officers and other employees an aggregate of 921,671 shares of restricted common stock under the Plan. We received no proceeds from the issuance of these shares. The grant of these shares was exempt from registration under the Securities Act, in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-11 (File No. 333-177904) that was declared effective by the SEC on September 19, 2012. The offering commenced the following day and did not terminate before all of the securities registered in the registration statement were sold. Pursuant to such Registration Statement, we sold an aggregate of 33,350,000 shares of our common stock (including 4,350,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, which closed on October 1, 2012) at a price to the public of $15.00 per share for an aggregate offering price of 500.25 million (including approximately $65.3 million from the exercise of the underwriters’ over-allotment option). Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc., UBS Securities LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and Stifel, Nicolaus & Company, Incorporated acted as book runners.

The sale of 29,000,000 shares of common stock in connection with the IPO closed on September 25, 2012 and resulted in net proceeds of approximately $394.7 million after deducting underwriting discounts and commissions of approximately $30.5 million and other offering expenses of approximately $9.8 million. All of the shares of common stock were sold by us and there were no selling stockholders in the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We used the net proceeds from the sale of the 29,000,000 shares plus available cash to extinguish $399 million of TLB, and pay $15.6 million of costs and expenses associated with securing lenders’ consents to the IPO and the credit facility. As of September 30, 2012, there were no net proceeds remaining from the sale of the 29,000,000 shares.

The sale of 4,350,000 shares pursuant to the exercise of the underwriters’ over-allotment option closed on October 1, 2012. As of September 30, 2012, we had not received the net proceeds from the sale of these shares and therefore had used none of the net proceeds to fund acquisitions or for other general corporate purposes.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated September 19, 2012 and filed with the SEC pursuant to Rule 424(b).

(c) Issuer Purchase of Equity Securities

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.(i)1(1)	Sixth Articles of Amendment and Restatement of Spirit Realty Capital, Inc.

3.(ii)1(1)	Fourth Amended and Restated Bylaws of Spirit Realty Capital, Inc.

10.1(1)	Agreement of Limited Partnership of Spirit Realty, L.P., dated September 25, 2012.

10.2(1)	Registration Rights Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated September 25, 2012.

10.3(2)	Spirit Realty Capital, Inc. Director Compensation Program.

10.4(2)	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan.

10.5(1)	Credit Agreement between Spirit Realty, L.P., Deutsche Bank AG New York Branch, as administrative agent, and the various financial institutions as are or may become parties thereto dated September 25, 2012.

10.6(1)	Guaranty by Spirit Realty Capital, Inc. and Spirit General OP Holdings, LLC to and for the benefit of the Credit Parties, as defined therein, dated as of September 25, 2012.

10.7(1)	Consent to Transaction by and among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, Spirit Realty Capital, Inc., Spirit Realty, L.P. and U.S. Bank National Association, as trustee, successor–in-interest to Bank of America, N.A., as trustee, successor by merger to LaSalle Bank National Association, as trustee, under that certain Pooling and Servicing Agreement dated as of June 1, 2006, for the Registered Holders of Citigroup Commercial Mortgage Trust 2006-C4 Commercial Mortgage Pass-Through Certificates, Series 2006-C4, U.S. Bank National Association, as trustee successor-in-interest to Bank of America, N.A., as trustee, successor by merger to LaSalle Bank National Association, as trustee under that certain Pooling and Servicing Agreement dated as of October 1, 2006, for the Registered Holders of CD 2006-CD3 Commercial Mortgage Pass-Through Certificates, and U.S. Bank National Association, in its capacity as trustee, successor-in interest to Bank of America, N.A. in its capacity as trustee, successor-in-interest to Wells Fargo Bank, N.A., in its capacity as trustee, under that certain Pooling and Servicing Agreement dated as of December 1, 2006, for the Registered Holders of COBALT CMBS Commercial Mortgage Trust 2006-C1 Commercial Mortgage Pass-Through Certificates, Series 2006-C1, dated September 25, 2012.

10.8(1)	Omnibus Modification Agreement by and among Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, as issuers, Spirit Realty Capital, Inc., Spirit Realty, L.P., Midland Loan Services, Inc., Ambac Assurance Corporation, Citibank, N.A., Spirit Property Holdings, LLC and Spirit Pocono Corporation, dated September 25, 2012.

10.9(1)	Consent and Acknowledgement and Eighth Amendment to Loan Agreement by and among U.S. Bank National Association, as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C33, Spirit SPE Portfolio 2007-2, LLC, Spirit Realty Capital, Inc. and Spirit Realty, L.P., dated September 25, 2012.

10.10*	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Michael A. Bender, dated October 1, 2011.

10.11*	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Michael A. Bender, dated November 9, 2011.

10.12*	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Peter M. Mavoides, dated October 1, 2011.

10.13*	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Peter M. Mavoides, dated November 9, 2011.

10.14*	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated August 29, 2011.

10.15*	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated October 1, 2011.

10.16*	Amendment No. 3 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated November 9, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Condensed Consolidated Financial Statements of Specialty Retail Shops Holding Corp. and Subsidiaries as of July 28, 2012, January 28, 2012 and July 30, 2011 and for the 26 Weeks Ended July 28, 2012 and July 30, 2011 (unaudited)

101(3)*	The following financial information from Spirit Realty Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
(1)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.
(2)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on August 31, 2012.
(3)	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC.

Date: November 8, 2012	/s/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer (principal financial and accounting officer)