Form 10-K
period 2012-12-31
SPIRIT REALTY CAPITAL, INC.
filed 2013-03-05
CIK 1277406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-11290

SPIRIT REALTY CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0175773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16767 North Perimeter Dr., Suite 210

Scottsdale, Arizona 85260

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (480) 606-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on September 20, 2012. As of December 31, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1.4 billion based on the number of shares held by non-affiliates as of December 31, 2012, and the last reported sale price of the registrant’s common stock on December 31, 2012.

As of March 1, 2013, the number of shares of the registrant’s common stock outstanding was 84,851,515.

PART I

Item 1.	Business

The Company

Spirit Realty Capital, Inc. (which may be referred to in this Annual Report on Form 10-K as the “Company,” “we,” “us,” “Spirit” and “Spirit Realty Capital”) is a Maryland corporation incorporated on August 14, 2003 and organized to operate as a self-administered and self-managed real estate investment trust (“REIT”). We became a public company in December 2004 and were subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, we completed an initial public offering (the “IPO”) of 33.4 million shares of common stock (including shares issued on October 1, 2012 pursuant to the underwriters’ option to purchase additional shares). Unless otherwise noted herein, all statements herein are not reflective of the impact of the proposed transaction with Cole Credit Property Trust II, Inc. discussed herein.

Our operations are carried out through Spirit Realty, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. We are the sole limited partner and own the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned directly and indirectly by us, in the future, we could agree to issue equity interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when equity interests in the Operating Partnership are issued.

Our objective is to maximize stockholder value by seeking superior risk-adjusted returns, with an emphasis on stable rental revenue. We generate our revenue primarily by leasing our properties to our tenants. We invest in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis primarily to tenants engaged in retail, service and distribution industries. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct retail, service or distribution activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and equipment loans. We view our operations as one segment consisting of triple-net leases.

As of December 31, 2012, our undepreciated gross investment in real estate and loans totaled approximately $3.65 billion, representing investments in 1,207 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 1,122 properties, and the remaining 1.4% consisted of commercial mortgage and equipment loans receivable secured by the remaining 85 properties or other related assets. As of December 31, 2012, our owned properties were approximately 98.8% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual rent) of approximately 11.1 years. Our leases are generally long-term, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of December 31, 2012, approximately 96% of our leases (based on annual rent) provided for increases in future annual base rent.

Our portfolio of 1,122 owned properties were leased to approximately 165 tenants as of December 31, 2012. In February 2012, two of our general merchandising tenants, Shopko Stores Operating Co., LLC (“Shopko”), and Pamida Stores Operating Co. LLC (“Pamida”) completed a merger. As a result, the combined company (“Shopko/Pamida”) contributed 29.4% of our annual rent as of December 31, 2012. We lease 181 properties to

Shopko/Pamida, 179 of which are leased pursuant to three master leases that, as of December 31, 2012, had a weighted average non-cancelable remaining lease term of approximately 12.8 years.

Our tenants operate in 18 different industries, which are as follows:

Competitive Strengths

We believe the following competitive strengths contribute to the stability of our rental revenues and distinguish us from our competitors:

•

Large Scale and Diversified Portfolio. As of December 31, 2012, our portfolio consisted of 1,122 owned properties, with approximately 165 tenants operating across 18 different industries, including: general, specialty and discount retail; restaurants; movie theaters; automotive dealers; educational and recreational facilities; and supermarkets. Our properties are geographically diversified across 47 states, with only 4 states contributing more than 5% of our annual rent. We believe it would be difficult for a new competitor to replicate such a diversified portfolio on a comparable scale. The diversity of our portfolio reduces the risks associated with adverse events affecting a particular tenant or an economic decline in any particular state or industry. Additionally, the scale of our portfolio allows us to make acquisitions without introducing additional concentration risks. In addition, our operating platform is scalable and will allow us to make new investments without the need for significant additional administrative or management costs.

•

Long-Term Triple-Net Leases. As of December 31, 2012, our owned properties were approximately 98.8% occupied (based on number of properties), with a weighted average non-cancelable remaining lease term (based on annual rent) of approximately 11.1 years. Due to the triple-net structure of approximately 95% of our leases (based on annual rent) as of December 31, 2012, we do not expect to incur significant capital expenditures, and the potential impact of inflation on our operating expenses is minimal. Additionally, as of December 31, 2012, approximately 96% of our leases (based on annual rent) provided for increases in future annual base rent.

•

Established Company with Proven Performance. Our Company has been actively investing in triple-net leased real estate since 2003, is well-known within the industry and benefits from an established infrastructure supporting our underwriting, leasing, asset management and reporting functions. From our inception in 2003 through December 31, 2012, we have made gross investments of approximately $4.22 billion in properties and loans receivable. Since our inception, our occupancy has never been below 96.1% (based on number of properties), despite the economic downturn of 2008 through 2010.

•

Disciplined Underwriting and Risk Management Expertise. Our developed underwriting and risk management expertise enhances our ability to identify and structure investments that provide superior risk-adjusted returns, due to specific investment risks that we believe can be identified and mitigated through intensive credit and real estate analysis, tailored lease structures (such as master leases) and ongoing tenant monitoring. When underwriting new acquisitions we generally target property-level rent coverage ratios in excess of 2.0x.

•

Experienced Management Team. Our senior management has significant experience in the real estate industry and in managing public companies. Our Chairman and Chief Executive Officer, Thomas H. Nolan, Jr., has been active in the real estate industry for over 25 years, holding numerous leadership positions in private and public real estate companies. Our President and Chief Operating Officer, Peter M. Mavoides, has been active in the single-tenant, net lease industry for over 14 years, holding leadership positions for the past 9 years. Our Chief Financial Officer, Michael A. Bender, has held leadership positions for over 30 years in finance and real estate. Our Senior Vice President, Gregg A. Seibert, who has been with us since our inception, has over 20 years of experience in real estate finance, including over 15 years of leadership responsibilities in credit, acquisitions and portfolio management in the sale-leaseback sector. Our Senior Vice President, Mark L. Manheimer, has over 14 years of experience in real estate finance, including leadership positions in the areas of asset management, underwriting and acquisitions.

•

Attractive In-Place Long-Term Indebtedness. We have approximately $1.95 billion principal balance of non-recourse mortgage indebtedness outstanding, which had a weighted average maturity of 5.8 years as of December 31, 2012 and an average annual interest rate of approximately 6.12% for the year ended December 31, 2012 (excluding non-cash interest expense attributable to the amortization of deferred financing costs and debt discounts). Prior to January 1, 2016, we only have $126.3 million of balloon payments due at maturity. Approximately $1.7 billion principal balance of our indebtedness is fully or partially amortizing, providing for an ongoing reduction in principal prior to maturity. In addition, we have a $100.0 million secured revolving credit facility (the “Credit Facility”) to help fund future acquisitions and for general corporate purposes. As of December 31, 2012, no amounts were drawn on the Credit Facility and $100.0 million was available.

Business and Growth Strategies

Our objective is to seek superior risk-adjusted returns, with an emphasis on stable rental revenue, by investing primarily in single-tenant, operationally essential real estate leased on a long-term, triple-net basis. We intend to pursue our objective through the following business and growth strategies:

•

Focus on Small and Middle Market Companies. We primarily focus on investing in properties that we net lease to unrated small and middle market companies that we determine have attractive credit characteristics and stable operating histories. Properties leased to small and middle market companies may offer us the opportunity to achieve superior risk-adjusted returns, as a result of our intensive credit and real estate analysis, lease structuring and portfolio construction. Small and middle market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and that we believe increase the security of rental payments. In addition to small and middle market companies, we selectively acquire properties leased to large companies where we believe that we can achieve superior risk-adjusted returns.

The following chart highlights the tenants that we target based on company size and corporate credit equivalent:

•

Use Our Developed Underwriting and Risk Management Processes to Structure and Manage Our Portfolio. We seek to maintain the stability of our rental revenue and the long-term return on our investments by using our developed underwriting and risk management processes to structure and manage our portfolio. In particular, our underwriting and risk management processes emphasize the following:

•

Leases for Operationally Essential Real Estate with Relatively Long Terms. We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy. In addition, we seek to enter into leases with relatively long terms, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions.

•

Use of the Master Lease Structure. Where appropriate, we seek to enter into master leases, pursuant to which we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to multiple lease payments relating to individually leased properties. The master lease structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. As of December 31, 2012, we had 56 master leases that had a weighted average non-cancelable remaining lease term (based on annual rent) of 12.6 years and contributed approximately 63.8% of our annual rent. Our largest master lease, consisting of 112 properties, contributed 25.6% of our annual rent, and our smallest master lease, consisting of two properties, contributed less than 1% of our annual rent. The average number of properties included under our master leases as of December 31, 2012 was 12.0.

•

Active Management and Monitoring of Risks Related to Our Investments. When monitoring existing investments or evaluating new investments, we typically consider two broad categories of risk: (1) tenant financial distress risk; and (2) lease renewal risk. We seek to measure these risks through various processes, including the use of a credit modeling product that we license from Moody’s Analytics that estimates the performance of the leased properties relative to rental payments due under the leases, and a review of current market data and our historical recovery rates on re-leased properties and property dispositions. Our underwriting and risk management processes are designed to structure new investments and manage existing investments to address and mitigate each of the above risks and preserve the long-term return on our invested capital.

•

Portfolio Diversification. We monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy emphasizes a portfolio that (1) derives no more than 10% of its annual rent from any single tenant or more than 2.5% of its annual rent from any single property, (2) is leased to tenants operating in various industries and (3) is located across the United States without significant geographic concentration. While we consider the foregoing when making investments, we have opportunistically made investments in the past that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive. As of December 31, 2012, Shopko/Pamida contributed 29.4% of our annual rent. No other tenant contributed more than 10% of our annual rent, and no one single property contributed more than 2.1% of our annual rent.

•

Enhance Our Portfolio through Contractual Growth. Approximately 96% of our leases (based on annual rent) contain contractual provisions that increase the rental revenue over the term of the lease. Of these leases, approximately 25% contain fixed contractual rental increases, and the remaining 75% contain increases based on the lesser of a fixed contractual percentage increase or the increase in the consumer price index (“CPI”).

•

Selectively Grow Our Portfolio through Acquisitions. We plan to selectively make acquisitions that contribute to our portfolio’s tenant, industry and geographic diversification. We believe there will be ample acquisition opportunities in the single-tenant market fitting our acquisition criteria.

•

Continue to Deleverage Our Portfolio. Most of our debt is partially amortizing, and its principal amount will be reduced prior to the balloon payments due at maturity. Contractual amortization payments are scheduled to reduce our outstanding principal amount of indebtedness by $137.0 million prior to January 1, 2016. We also may use any cash from operations in excess of the distributions that we expect to pay to selectively reduce our indebtedness.

We believe contractual rent growth, selective growth through acquisitions and the ongoing deleveraging of our portfolio will contribute to our cash available for distributions.

Financing Strategy

Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We intend to employ prudent amounts of debt financing as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes.

We finance our assets using a variety of methods and determine the amount of equity and debt financing to be used when acquiring an asset by evaluating terms available in the credit markets (such as interest rate, repayment provisions and maturity), our cost of equity capital and our assessment of the particular asset’s risk. Historically, a significant portion of our debt has been long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets. We anticipate using a number of different sources to finance our acquisitions and operations going forward, including cash from operations, issuance of debt securities, funds available from the Credit Facility, private financings (such as bank credit facilities, which may or may not be secured by our assets), property-level mortgage debt, common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. To the extent practicable, we expect to maintain a debt profile with manageable near-term maturities.

Recent Developments

Proposed Merger with Cole

On January 22, 2013, Spirit Realty Capital, the Operating Partnership, Cole Credit Property Trust II, Inc., a Maryland corporation (“Cole”) and Cole Operating Partnership II, LP, a Delaware limited partnership (the “Cole Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Spirit Realty Capital with and into Cole (the “Company Merger”) with Cole continuing as the surviving corporation (the “Surviving Corporation”) and the merger of the Cole Partnership with and into the Operating Partnership (the “Partnership Merger” and together with the Company Merger, the “Merger”) with the Operating Partnership continuing as the surviving limited partnership (the “Surviving Partnership”). The board of directors of Spirit Realty Capital has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each outstanding share of our common stock, par value $0.01 per share (“Company Common Stock”), will be converted into the right to receive 1.9048 (the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of the Surviving Corporation (“Surviving Corporation Common Stock”). At and after the Company Merger Effective Time, each share of common stock, par value $0.01 per share, of Cole (“Cole Common Stock”) issued and outstanding immediately prior to the Company Merger Effective Time shall remain outstanding. At the effective time of the Partnership Merger, (i) each outstanding partnership unit in the Cole Partnership (other than partnership units held by Cole, which shall cease to exist) shall automatically be converted into one validly issued share of Surviving Corporation Common Stock, (ii) each outstanding partnership unit in the Operating Partnership shall remain outstanding and (iii) the general partner interest of the Operating Partnership shall constitute the only general partner interests in the Surviving Partnership.

Under the terms of the Merger Agreement, at the Company Merger Effective Time, the Surviving Corporation shall assume our 2012 Incentive Award Plan (the “Plan”) and the number and kind of shares available for issuance under the Plan shall be converted into shares of Surviving Corporation Common Stock, after giving effect to the Exchange Ratio, in accordance with the provisions of the Plan. Similarly, all outstanding shares of Company Common Stock that are subject to vesting and other restrictions will convert into restricted shares of Surviving Corporation Common Stock, after giving effect to the Exchange Ratio, with the same terms and conditions as were applicable to such shares of Company Common Stock immediately prior to the Company Merger Effective Time.

The completion of the Company Merger is subject to customary conditions, including, among others: (i) approval by the holders of a majority of the outstanding shares of Company Common Stock; (ii) approval by the holders of a majority of the outstanding shares of Cole Common Stock; (iii) the authorization of the listing on the New York Stock Exchange (the “NYSE”) of the Surviving Corporation Common Stock, including the Surviving Corporation Common Stock to be issued in connection with the Merger; (iv) the registration statement on Form S-4 registering the applicable Surviving Corporation Common Stock to be issued as consideration for the Merger having been declared effective by the Securities and Exchange Commission (the “SEC”); and (v) the obtaining of certain third-party consents. The transaction is expected to close in the third quarter of 2013.

At the Company Merger Effective Time, the size of the board of directors of the Surviving Corporation will be set at nine, and all seven of our directors immediately prior to the consummation of the Company Merger and up to two individuals designated by Cole and reasonably satisfactory to us, will comprise the board of directors of the Surviving Corporation. In addition, at the Company Merger Effective Time, the charter and bylaws of the Surviving Corporation will be amended and restated to be substantially identical to our charter and bylaws, as in effect immediately prior to the Company Merger Effective Time. The name of the Surviving Corporation will be “Spirit Realty Capital, Inc.”

We and Cole have made certain customary representations, warranties and covenants in the Merger Agreement. Each of us and Cole is required, among other things: (i) subject to certain exceptions, to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; and (ii) not to solicit alternative transactions, and, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. Each party has also agreed to use its reasonable best efforts to cause the Merger to be consummated. In addition, subject to certain exceptions, the Merger Agreement requires each party to call and hold a special meeting of its stockholders and for the respective board of directors of each party to recommend that its stockholders approve the Company Merger and the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for both us and Cole, including, among other bases for termination, if the Company Merger is not consummated on or before July 22, 2013 (subject to a two-month extension under certain circumstances) and if the requisite approvals of either the stockholders of us or Cole are not obtained. In addition, either party may choose to terminate the Merger Agreement under certain circumstances, including among others, if: (i) prior to its stockholder vote, the party receives a Superior Proposal (as defined in the Merger Agreement) and after providing the other party with adequate notice and paying the termination fee (as described below), the party enters into a definitive agreement in connection with such Superior Proposal; or (ii) the party’s board of directors changes its recommendation to its stockholders to vote in favor of the Company Merger as a result of an Intervening Event (as defined in the Merger Agreement) and contemporaneously such party pays the other party the termination fee. If no alternative acquisition proposal has been publicly announced prior to a party’s meeting of its stockholders and such party fails to obtain the approval of its stockholders, such party may be required to reimburse the other party’s transaction expenses (as described below). The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, one party may be required to pay to the other a termination fee of $55.0 million and/or reimburse the other party’s transaction expenses up to an amount equal to $10.0 million.

Voting Agreements

Concurrently with the execution of the Merger Agreement, Macquarie Group (US) Holdings No. 1 Pty Ltd. (“Macquarie”), TPG-Axon Partners, LP (“TPG-AXON Partners”) and TPG-Axon Spirit Holdings Ltd. (“TPG-AXON Spirit”) have each entered into a voting agreement with Cole and the Cole Partnership (each, a “Voting Agreement” and together, the “Voting Agreements”) pursuant to which each of Macquarie, TPG-AXON Partners and TPG-AXON Spirit, who together own approximately 15% of the currently outstanding shares of Company Common Stock, has agreed to vote its shares of Company Common Stock in favor of the Company Merger and the other transactions contemplated by the Merger Agreement, upon the terms and subject to the conditions set forth in such agreements. Each Voting Agreement terminates upon the earliest of: (i) the termination of the Merger Agreement; (ii) a change in recommendation by the board of directors of either us or Cole; (iii) the acquisition of any shares of Company Common Stock by Cole or the Cole Partnership prior to the completion of the Merger; and (iv) September 25, 2013.

First Amendment to Change of Control Severance Plan

On January 22, 2013, we executed a First Amendment to the Change of Control Severance Plan for Certain Covered Participants of Spirit Finance Corporation (the “Severance Plan”). The Severance Plan was amended to provide that the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement will not constitute a “change of control” as defined in, and for purposes of, the Severance Plan.

Waiver Agreements

In connection with the Merger, Thomas H. Nolan, Jr., Chief Executive Officer, Peter M. Mavoides, President and Chief Operating Officer, Michael A. Bender, Senior Vice President and Chief Financial Officer, Mark L. Manheimer, Senior Vice President, and Gregg A. Seibert, Senior Vice President (collectively, the “Executives”) each entered into waiver agreements, dated January 22, 2013 (each, a “Waiver” and together, the “Waivers”), which provide that (i) the Merger will not constitute a “change in control” for purposes of the Executive’s employment agreement and related restricted stock agreement(s) and (ii) any change in position that occurs in connection with the Merger will not constitute “good reason” or a termination without “cause” (each, as defined in the Executive’s applicable employment agreement) for purposes of the Executive’s employment agreement and related restricted stock agreement(s). In addition, under the Waivers executed by Messrs. Nolan,

Mavoides and Bender, each waived his entitlement to a tax gross-up payment under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of any payments made to the individual in connection with the Merger.

Competition

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, have access to more resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

Employees

As of December 31, 2012, we had 38 employees. None of these employees are represented by a labor union.

Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Significant Tenants

In February 2012, two of our general merchandising tenants, Shopko and Pamida, completed a merger. As a result, the combined company, Shopko/Pamida, contributed 29.4% of our annual rent as of December 31, 2012. We lease 181 properties to Shopko/Pamida, 179 of which are leased pursuant to three master leases that, as of December 31, 2012, had a weighted average non-cancelable remaining lease term of approximately 12.8 years.

For further information on our ten largest tenants and the composition of our tenant base, see “Item 2. Properties—Our Real Estate Investment Portfolio—Diversification by Tenant.”

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals.

Americans With Disabilities Act

Pursuant to the Americans with Disabilities Act (the “ADA”), our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional financial obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to triple-net leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.

Environmental Matters

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations. As a result of the foregoing, we could be materially and adversely affected.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties that have not been previously addressed or remediated by us.

Before completing any property acquisition, we obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-05) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope, however, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environment insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us).

Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any. If we are unable to enforce the indemnification obligations of our lessees or if the amount of environmental insurance we carry is inadequate, our results of operations would be adversely affected.

Insurance

Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See “Risk Factors—Risks Related to Our Business and Properties—Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”

In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage with an aggregate limit of $52.0 million. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders which are not required to be carried by our tenants under our leases.

Available Information

Our principal executive offices are located at 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. Our telephone number at that location is (480) 606-0820. We maintain an Internet Web site at www.spiritrealty.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our Investor Relations Web site are available to be viewed on this page free of charge. Also available on our Web site, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 16767 North Perimeter Dr., Suite 210, Scottsdale, Arizona 85260. All reports we will file with the SEC will be available free of charge via EDGAR through the SEC Web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Shares of our common stock are traded on the NYSE under the ticker symbol “SRC.”

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our business and growth strategies, investment and leasing activities and trends in our business, including trends in the market for long-term, triple-net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

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

•	availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;

•	ability to renew leases, lease vacant space or re-lease space as existing leases expire;

•	the degree and nature of our competition;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	access to debt and equity capital markets;

•	fluctuating interest rates;

•	availability of qualified personnel and our ability to retain our key management personnel;

•	the outcome of any legal proceedings to which we are a party;

•	risks related to our proposed merger with Cole;

•	changes in, or the failure or inability to comply with, government regulation, including Maryland laws;

•	failure to maintain our status as a REIT for federal income tax purposes;

•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and

•	additional factors discussed in Item 7. entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the SEC.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law.

Set forth below are some (but not all) of the factors that could adversely affect our business and financial performance. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Risks Related to Our Proposed Merger with Cole

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on tenants may have an adverse effect on us. These uncertainties could cause tenants and others who deal with us to seek to change existing business relationships.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could materially and adversely affect us.

In addition, the Merger Agreement restricts us, without Cole’s consent, from making certain acquisitions and dispositions, from engaging in certain capital raising transactions and taking other specified actions while the Merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

We may be unable to obtain in the anticipated timeframe, or at all, satisfaction of all conditions to complete the Merger or, in order to do so, we may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Merger is completed or cause us to abandon the Merger. Failure to complete the Merger may materially and adversely affect us.

Completion of the Merger is contingent upon, among other things, receipt of certain regulatory approvals and the absence of any injunction prohibiting the Merger. All required regulatory authorizations, approvals or consents may not be obtained or may contain terms, conditions or restrictions that will be detrimental to the combined company after completion of the Merger.

Our stockholders, as well as Cole’s stockholders, must approve the Merger at special stockholder meetings to be held after our joint proxy and registration statement is effective. If the stockholders of either company do not approve the Merger, the Merger will not be consummated.

In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the synergies and other benefits that we and Cole expect to achieve from the Merger and the integration of our businesses.

We may be unable to satisfy all the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	payment to Cole of a termination fee of $55.0 million plus certain expenses, as specified in the Merger Agreement, depending on the nature of the termination;

•	payment of costs relating to the Merger, whether or not the Merger is completed; and

•	being subject to litigation related to any failure to complete the Merger.

Any delay or inability to satisfy all conditions to complete the Merger, or failure to complete the Merger, may materially and adversely affect us.

If completed, the Merger may not achieve the intended results, and we and Cole may be unable to successfully integrate our operations.

We and Cole entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our business and that of Cole can be integrated in an efficient and effective manner.

If the Merger is completed, it is possible that the integration process could take longer than anticipated, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the Merger. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could materially and adversely affect the combined company.

Risks Related to Our Business and Properties

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of real estate that is leased to retail, service and distribution companies on a triple-net basis. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant retail space;

•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

•	inability to lease or sell properties upon expiration or termination of existing leases;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	the illiquid nature of real estate compared to most other financial assets;

•	changes in laws and governmental regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.

The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.

Global market and economic conditions may materially and adversely affect us and our tenants.

In the United States, market and economic conditions continue to be challenging as a result of the recent economic crisis, which resulted in increased unemployment, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. Rental rates and valuations for retail space, which have decreased over the past few years, have not fully recovered to pre-recession levels and we are unable to predict when they may do so. Continued volatility in the United States and global markets makes it difficult to determine the breadth and duration of the impact of the recent economic and financial market crises and the ways in which our tenants and our business may be affected. A continuation of the recent lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and profitability. Accordingly, the prolonged continuation or further worsening of recent financial conditions could materially and adversely affect us.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.

Generally, each of our properties is operated and occupied by a single tenant. Therefore, the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. Our portfolio consists primarily of properties leased to single tenants that operate in multiple locations, which means we own numerous properties operated by the same tenant. To the extent we finance numerous properties operated by one company, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Although our occupied properties are operationally essential to our tenants, meaning the property is essential to the tenant’s generation of sales and profits, this does not guarantee that a tenant’s operations at a particular property will be successful or that the tenant will meet all of its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.

Single-tenant leases involve significant risks of tenant default.

Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.

A substantial number of our properties are leased to one tenant, which may result in increased risk due to tenant and industry concentrations.

In February 2012, two of our general merchandising tenants, Shopko and Pamida, completed a merger. Prior to Shopko’s merger with Pamida, we leased 114 properties to Shopko (which would have contributed 25.7% of our annual rent as of December 31, 2012) and 67 properties to Pamida (which would have contributed 3.7% of our annual rent as of December 31, 2012). Currently, we lease 181 properties to Shopko/Pamida, 179 of which are leased pursuant to three master leases. The Shopko/Pamida leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko/Pamida (the “Shopko Guarantor”).

Shopko/Pamida’s future financial condition and results of operations will depend, in part, upon the successful integration of Shopko and Pamida, which operated as separate companies prior to their merger in February 2012. Shopko/Pamida has indicated that it intends to convert Pamida locations to the Shopko store concept and brand. In connection with this conversion, Shopko/Pamida will likely incur additional costs, including costs associated with liquidating Pamida merchandise, restocking Pamida locations and converting Pamida locations to the Shopko brand. We expect that these expenses will initially reduce the property-level rent coverage ratio and the ratio of corporate-level earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to net interest and rent expense of the Shopko Guarantor. Though we believe that expenses of the merged Shopko/Pamida entity will normalize over time, it is also possible that the expected benefits of the Shopko/Pamida merger ultimately will not be realized, will only partially be realized or may take longer to realize than anticipated. If the Shopko/Pamida integration costs are more than expected or if expected benefits do not materialize over the intermediate term, Shopko/Pamida’s creditworthiness may deteriorate, and it may seek rent discounts or deferrals from us or default in its lease obligations to us.

Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida, defaults, breaches or delay in payment of rent by it may materially and adversely affect us. Effective January 2009, we began deferring collection and recognition of a portion of Shopko’s rent for a two-year period totaling $3.0 million in the aggregate and postponed scheduled contingent rent increases during this time. In September 2010, Shopko repaid, and we recognized, the total accumulated deferred amount ($2.6 million) plus interest before its contractual due dates. As agreed, the scheduled contingent rent increase from Shopko was postponed from its originally scheduled date of June 2009 to June 2011, at which time Shopko began to pay and we began to recognize the increased rent amount.

As a result of the significant number of properties leased to Shopko/Pamida, our results of operations and financial condition will be closely tied to the performance of its stores and the retail industry in which it operates. Shopko/Pamida operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and larger communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko/Pamida is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its ability to pay rent to us:

•

The retail industry in which it operates is highly competitive, which could limit growth opportunities and reduce profitability. Shopko/Pamida competes with other discount retail merchants as well as mass merchants, catalog merchants, internet retailers and other general merchandise, apparel and household merchandise retailers. It faces strong competition from large national discount retailers, such as Walmart, Kmart and Target, and mid-tier merchants such as Kohl’s and JCPenney.

•

Shopko/Pamida stores are geographically located in a limited number of regions, particularly in the Midwest, Pacific Northwest, North Central and Western Mountain states. Adverse economic conditions in these regions may materially and adversely affect its results of operations, retail sales and ability to make payments to us under the leases.

•

Fluctuations in quarterly performance and seasonality in retail operations may cause Shopko/Pamida’s results of operations to vary considerably from quarter to quarter and could adversely affect its cash flows.

•

Shopko/Pamida stores are dependent on the efficient functioning of its distribution networks. Problems that cause delays or interruptions in the distribution networks could materially and adversely affect its results of operations.

•	Shopko/Pamida stores depend on attracting and retaining quality employees. Many employees are entry level or part-time employees with historically high rates of turnover.

If Shopko/Pamida experiences declines in its business, financial condition or results of operations, it may request discounts or deferrals on the rents it pays to us, seek to terminate its master leases with us or close certain of its stores, all of which could decrease the amount of revenue we receive from it. Decreases in the amount of revenue received from Shopko/Pamida could materially and adversely affect us.

One tenant, operating in the building materials industry, leases a substantial number of our properties that contribute 6.5% of our annual rent and has been adversely affected by the current economic environment, which may result in increased risk of tenant default.

Approximately $6.9 million of net annual cash flow, representing $18.4 million (6.5% of our annual rent) less non-cash revenue and non-recourse commercial mortgage-backed security (“CMBS”) debt service, was generated by 109 properties that we master lease to 84 Properties, LLC and its affiliates. 84 Properties, LLC and its affiliates (collectively, “84 Lumber”), are privately held building materials and services suppliers to professional contractors and build-it-yourselfers that operate more than 280 stores, component plants, door shops, installation centers and engineered wood product shops in 35 states. Because a significant portion of our revenues is derived from rental revenues received from 84 Lumber, defaults, breaches or delay in payment of rent by 84 Lumber may materially and adversely affect us.

84 Lumber is currently meeting its rent payment obligations to us and based upon financial information supplied to us (which we cannot independently verify), the properties subject to the master lease generate sufficient EBITDAR to cover the rental payments due to us. There can be no assurance that 84 Lumber will have the ability to continue to do this or that shareholders will continue to provide loans.

During 2011, there was a “triggering event” under the 84 Lumber CMBS loan agreement, which required the tenant to deposit (in addition to rental payments due under the master lease) escrow reserves for property taxes and insurance. This triggering event has since been cured. However, no assurance can be given that a triggering event will not occur in the future. If a monetary event of default were to occur under the 84 Lumber master lease or an event of default under the loan relating to the CMBS debt, then all funds, including those in excess of monthly tax and insurance costs, would be withheld by the lender. This would limit the amount of cash available for us to use in our business and could limit or eliminate our ability to make distributions to our common stockholders.

As a result of the significant number of properties leased to 84 Lumber, our results of operations and financial condition will be impacted by the performance of the 84 Lumber stores and the building materials supply industry in which they operate. 84 Lumber is subject to the following risks, as well as other risks that we are not currently aware of, that could adversely affect its ability to pay rent to us:

•

84 Lumber’s financial performance depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or sustained uncertainty about these markets or the economy could adversely impact consumer confidence, causing 84 Lumber’s customers to delay purchasing or determine not to purchase home improvement products and services. Other factors (e.g., high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the availability of financing, the state of the credit markets, including mortgages, home equity loans and consumer credit, weather, natural disasters and other conditions beyond our control) could further adversely affect demand for 84 Lumber’s products and services, its costs of doing business and its ability to pay rent to us.

•

84 Lumber operates in markets that are highly competitive. In each market it serves, there are a number of other home improvement stores, electrical, plumbing and building materials supply houses and lumber yards. With respect to some products and services, 84 Lumber also competes with specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers, as well as with installers of home improvement products. Intense competitive pressures from one or more competitors could affect prices or demand for 84 Lumber’s products and services and could adversely affect 84 Lumber and its ability to pay rent to us.

The vast majority of our properties are leased to unrated tenants, and the tools we use to measure credit quality may not be accurate.

The vast majority of our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Substantially all of our tenants are required to provide corporate-level financial information, which includes balance sheet, income statement and cash flow statement data on an annual basis, and the vast majority of our lease investment portfolio require the tenant to provide property-level performance information, which includes income statement data on an annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an estimated default frequency (“EDF”) and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investment Services, Inc. (“Moody’s”), Standard & Poor’s (“S&P”) or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable. The ability of an unrated tenant to meet its obligations to us may not be considered as well assured as that of rated tenant.

The decrease in demand for retail and restaurant space may materially and adversely affect us.

As of December 31, 2012, leases representing approximately 38.4% and 17.9% of our annual rent were with tenants in the retail and restaurant industries, respectively. In the future we may acquire additional retail and restaurant properties. Accordingly, decreases in the demand for retail and/or restaurant spaces may have a greater adverse effect on us than if we had fewer investments in these industries. The market for retail and restaurant space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogues or the internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space and could materially and adversely affect us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease space in our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. As of December 31, 2012, leases representing approximately 0.8% of our annual rent will expire during 2013. As of December 31, 2012, 14 of our properties, representing approximately 1.2% of our total number of owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot assure you that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

Our ability to realize future rent increases will vary depending on changes in the CPI.

Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although some of our rent escalators increase rent at a fixed amount on fixed dates, most of our rent escalators increase rent by the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period or (b) a fixed percentage. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies may materially and adversely affect us.

Tenants who are considering filing for bankruptcy protection may request that we agree to amendments of their master leases to remove certain of the properties they lease from us under such master leases. In 2010, two of the tenants with whom we have master leases filed for protection under federal bankruptcy law. During such bankruptcy filings, we entered into amendments to the master leases with both tenants, pursuant to which one tenant was permitted to remove from its master lease 15 of the 22 properties it leased from us in exchange for $6.25 million in termination fees and the other tenant was permitted to remove from its master lease three of the nine properties it leased from us for $6.0 million in termination fees. Although, as of December 31, 2012, we have sold or re-leased 17 of the 18 properties that were vacated in connection with these amendments, we cannot guarantee that we will be able to sell or re-lease the remaining property on terms that are favorable to us, or at all. This proceeding is ongoing and we cannot predict its outcome with certainty. We cannot guarantee that we will be able to sell or re-lease properties that we agree to release from tenants’ leases in the future or that lease termination fees, if any, will be sufficient to make up for the rental revenues lost as a result of lease amendments.

Property vacancies could result in significant capital expenditures.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.

Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•

we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;

•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;

•

we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an acquisition opportunity after incurring expenses related thereto;

•	we may fail to obtain financing for an acquisition on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and expected to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the economic downturn of 2008 through 2010, and changes in laws, regulations or fiscal policies of the jurisdiction in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.

We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.

We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

The loss of a borrower or the failure of a borrower to make loan payments on a timely basis will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.

We have originated or acquired long-term, commercial mortgage and equipment loans. The success of our loan investments is materially dependent on the financial stability of our borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral.

Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any of these principles may lead to a loss or delay in the payment on loans we hold, which in turn could reduce the amounts we have available to make distributions. Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property which could materially and adversely affect us.

If we invest in mortgage loans, these investments may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans.

If we invest in mortgage loans, we will be at risk of defaults by the borrowers and, in addition, will be subject to interest rate risks. To the extent we incur delays in liquidating defaulted mortgage loans, we may not be able to obtain all amounts due to us under such loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties decline, the value of the collateral securing our mortgage loans will also decline and if we were to foreclose on any of the properties securing the mortgage loans, we may not be able to sell or lease them for an amount equal to the unpaid amounts due to us under the mortgage loans. As a result, defaults on mortgage loans in which we invest may materially and adversely affect us.

Inflation may materially and adversely affect us and our tenants.

Increased inflation could have a negative impact on variable-rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

Recently, the credit markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Historically, we have raised a significant amount of debt capital through our master trust facility and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2012, we had issued notes under our master trust facility in three separate issuances with an aggregate outstanding principal balance of $937.4 million. These notes mature in July 2020, March 2021 and March 2022, respectively. As of December 31, 2012, we also had CMBS loans with an aggregate outstanding principal balance of $1.01 billion and an average maturity of 3.5 years. Our obligations under these loans are generally secured by liens on certain of our properties. In the case of our master trust facility, subject to certain conditions, we may substitute real estate collateral from time to time. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our master trust facility favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

Failure to hedge effectively against interest rate changes may materially and adversely affect us.

We attempt to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements. However, these arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to our hedging arrangements may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future borrowings may materially and adversely affect us.

Loss of our key personnel with long-standing business relationships could materially impair our ability to operate successfully.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our Chief Executive Officer and Chairman of our board of directors, Thomas H. Nolan, Jr., and our President and Chief Operating Officer, Peter M. Mavoides, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel.

Many of our other key executive personnel, particularly our senior managers, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

We have a limited operating history as a public company and our past experience may not be sufficient to allow us to successfully operate as a public company going forward.

We have a limited operating history as a publicly traded company. Prior to our public offering in September 2012, we had not been publicly traded since 2007. We cannot assure you that our past experience will be sufficient to successfully operate our company as a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002. We are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the NYSE, listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company could materially and adversely affect us.

We may become subject to litigation, which could materially and adversely affect us.

In the future we may become subject to litigation, including claims relating to our operations, security offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

Further, in connection with the Merger, we may face litigation alleging, among other things, that our board of directors conducted an unfair sales process resulting in unfair consideration to our stockholders in the Merger and seeking to enjoin the Merger and seek unspecified monetary damages. If such litigation occurs, it could prevent or delay the completion of the Merger, divert the attention of our management and that of Cole from operating our respective businesses, and result in substantial costs to us, including any costs associated with any applicable indemnification obligations. The defense or settlement of any lawsuit or claim that remains unresolved at the time of the Merger may materially and adversely affect us.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.

Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Beginning with our 2013 Annual Report on Form 10-K to be filed in 2014, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures but not for the purpose of expressing an opinion (as will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.

The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental site assessments on all properties we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain ACM. Strict environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Strict environmental laws also apply to other activities that can occur on a property, such as air emissions and water discharges, and such laws may impose fines and penalties for violations.

The presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.

In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property, which may affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.

Our environmental liabilities may include property damage, personal injury, investigation and clean-up costs. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Most of the environmental risks discussed above refer to properties that we own or may acquire in the future. However, each of the risks identified also applies to the owners (and potentially, the lessees) of the properties that secure each of the loans we have made and any loans we may acquire or make in the future. Therefore, the existence of environmental conditions could diminish the value of each of the loans and the abilities of the borrowers to repay the loans and could materially and adversely affect us.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.

Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected. We could be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.

As a result of acquiring C corporations in carry-over basis transactions, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.

From time to time, we have and may continue to acquire C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions. In June 2005, we acquired Camelback Ski Corporation in a cash merger treated as a stock purchase followed by a liquidation of such corporation for federal income tax purposes. In May 2006, we acquired Shopko Stores, Inc. in a stock purchase and immediately thereafter dissolved such corporation. In December 2008, we revoked the election to treat Spirit Management Company, our former taxable REIT subsidiary, as a taxable REIT subsidiary for federal income tax purposes. In each such transaction, we acquired the assets of such corporations in a carry-over basis transaction for federal income tax purposes.

In connection with the IPO, Redford Australian Investment Trust (“RAIT”), an Australian investment trust through which our non-U.S. investors indirectly owned shares of our common stock prior to the IPO, transferred substantially all of its assets (including shares of our common stock) to our company in exchange for newly issued shares of our common stock, and RAIT liquidated and distributed such shares to its owners. Such exchange of shares of our common stock held by RAIT for newly issued shares of our common stock was on a one-for-one basis. RAIT was treated as a C corporation for federal income tax purposes, and such transactions were intended to qualify as a tax-free reorganization for federal income tax purposes. We did not acquire any earnings and profits of RAIT as a result of such transactions.

If we acquire any asset from a corporation that is or has been a C corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset, in each case determined at the time we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the ten-year period (or the five-year period in the case of dispositions in 2012 and 2013) beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the Internal Revenue Service (the “IRS”), could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.

Changes in accounting standards may materially and adversely affect us.

From time to time the Financial Accounting Standards Board (“FASB”), and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

The SEC is currently considering whether issuers in the United States should be required to prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”) instead of U.S. generally accepted accounting principles (“GAAP”). IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board (“IASB”), which are rapidly gaining worldwide acceptance. If the SEC decides to require IFRS, it expects that U.S. issuers would first report under the new standards beginning as early as 2015 or 2016, although the timeframe has not been finalized. If IFRS is adopted, the potential issues associated with lease accounting, along with other potential changes associated with the adoption or convergence with IFRS, may materially and adversely affect us.

Additionally, the FASB is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. In particular, FASB has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted in its current form, it could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on the balance sheet. The proposal could also make lease renewal options less attractive, because, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in the Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Risks Related to Our Indebtedness

We have approximately $1.95 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

As of December 31, 2012, our total outstanding consolidated indebtedness was approximately $1.95 billion principal balance, of which $49.5 million (or approximately 2.5%) is variable-rate debt (we have entered into four amortizing interest rate swaps that effectively fixed the interest rates on a significant portion of this variable-rate debt at approximately 4.84%), and we may incur significant additional debt to finance future investment activities. In addition, we have a $100.0 million secured revolving Credit Facility, under which, no amounts were drawn as of December 31, 2012. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders;

•

we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;

•

we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•

we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross-default provisions could result in a default on other indebtedness.

The occurrence of any of these events could materially and adversely affect us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could materially and adversely affect us.

Over the last few years, the credit markets have experienced significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the financial markets, making financing terms for borrowers less attractive, and in certain cases, have resulted in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us.

Total debt payments for 2013 and 2014 are $43.5 million and $75.9 million, respectively. We expect to meet these repayment requirements primarily through net cash from operating activities.

Some of our financing arrangements involve balloon payment obligations, which may materially and adversely affect us.

Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have balloon maturities of $580.7 million in 2016. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral, consisting of 206 properties, including 177 properties subject to two master leases and two individual leases with Shopko/Pamida.

Our debt financing agreements, including the Credit Facility, contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

The agreements governing our borrowings, including the Credit Facility, contain financial and other covenants with which we are or will be required to comply and that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowing may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.

If an event of default occurs under certain of our CMBS loans, if the master tenants at the properties which secure the CMBS loans fail to maintain certain EBITDAR ratios or if an uncured monetary default exists under the master leases, then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us. This would limit the amount of cash available to us for use in our business and could limit or eliminate our ability to make distributions to our common stockholders. During 2011, there was a “triggering event” under the 84 Lumber CMBS loan agreement, which required the tenant to deposit (in addition to rental payments due under the master lease) escrow reserves for property taxes and insurance. This triggering event has since been cured. However, no assurance can be given that a triggering event will not occur in the future.

The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

•	incur indebtedness;

•	create liens on assets;

•	sell or substitute assets;

•	modify certain terms of our leases;

•	manage our cash flows; and

•	make distributions to equity holders.

Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.

Risks Related to Our Organizational Structure

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in the interest of our stockholders, and as a result may depress the market price of our common stock.

Our charter contains certain restrictions on ownership and transfer of our stock. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•

discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval. Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our board of directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within a two-year period immediately prior to the date in question) or any affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that a holder of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) has no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our board of directors, to opt out of the business combination provisions of the MGCL and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future, whether before or after an acquisition of control shares.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interests of our stockholders. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Termination of the employment agreements with certain members of our senior management team could be costly and prevent a change in control of our company.

The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect us.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

We are a holding company with no direct operations and will rely on funds received from the Operating Partnership to pay liabilities.

We are a holding company and conduct substantially all of our operations through the Operating Partnership. We do not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own directly or indirectly 100% of the interests in the Operating Partnership. However, in connection with our future acquisition of properties or otherwise, we may issue units of the Operating Partnership to third parties. Such issuances would reduce our ownership in the Operating Partnership. Because you will not directly own units of the Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of units in the Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly-owned subsidiaries, Spirit General OP Holdings, LLC, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its future limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of Spirit General OP Holdings, LLC, as general partner of the Operating Partnership, and its future partners may come into conflict with the duties of our directors and officers to our company.

Under the terms of the partnership agreement of the Operating Partnership, if there is a conflict between the interests of our stockholders on one hand and any future limited partners on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any future limited partners; provided, however, that for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any future limited partners shall be resolved in favor of our stockholders.

The partnership agreement also provides that the general partner will not be liable to the Operating Partnership, its partners or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any future limited partner, except for liability for the general partner’s intentional harm or gross negligence. Moreover, the partnership agreement provides that the Operating Partnership is required to indemnify the general partner and its members, managers, managing members, officers, employees, agents and designees from and against any and all claims that relate to the operations of the Operating Partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful.

Risks Related to Taxes and Our Status as a REIT

Failure to qualify as a REIT would materially and adversely affect us and the value of our common stock.

We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2003, and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to income tax as regular corporations in the jurisdictions in which they operate.

If the Operating Partnership fails to qualify as a disregarded entity or partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

The Operating Partnership is currently treated as a disregarded entity for federal income tax purposes. If a property contributor or other third party is admitted to the Operating Partnership as a limited partner and, as a result, we cease to be the 100% owner (directly or indirectly) of the interests in the Operating Partnership, the Operating Partnership would cease to be treated as a disregarded entity, and instead would be treated as a partnership, for federal income tax purposes. As a disregarded entity or partnership, the Operating Partnership would not be subject to federal income tax on its income. Instead, for federal income tax purposes, if the Operating Partnership is treated as a disregarded entity, we would be treated as directly earning its income, or if the Operating Partnership is treated as a partnership, each of its partners, including us, would be allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of taxable REIT subsidiaries), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be subject to regular corporate income taxes on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.

The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization unless we elect to make an additional distribution to maintain our REIT status. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so as not to fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Real Estate Investment Portfolio

As of December 31, 2012, our gross investment in real estate and loans totaled approximately $3.65 billion, representing investments in 1,207 properties. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 1,122 properties, and the remaining 1.4% consisted of commercial mortgage and equipment loans receivable secured by 85 properties or related assets. Our owned properties are leased to approximately 165 tenants operating across 18 different industries, including: general, specialty and discount retail; restaurants; movie theaters; automotive dealers; educational and recreational facilities; and supermarkets. Our properties are geographically diversified across 47 states, with only 4 states contributing more than 5.0% of our annual rent. Over 95% of our leases (based on annual rent) as of December 31, 2012 are triple-net, for which the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification By Tenant

The following table lists the top 10 tenants of our owned real estate properties (based on annual rent) as of December 31, 2012:

	Tenant	Number of Properties	Annual Rent (in thousands)(1)	Percent of Total Annual Rent
1.	Shopko Stores/Pamida Operating Co., LLC	181	$83,445	29.4%
2.	84 Properties, LLC	109	18,437	6.5
3.	Carmike Cinemas, Inc.	12	8,024	2.8
4.	Universal Pool Co., Inc.	14	6,680	2.4
5.	CBH20, LP (Camelback Ski Resort)	1	5,779	2.0
6.	Casual Male Retail Group Inc(2)	1	4,814	1.7
7.	Carmax, Inc.	5	4,726	1.7
8.	United Supermarkets, LLC	14	4,575	1.6
9.	Main Event Entertainment, LP	6	4,477	1.6
10.	NE Opco, Inc.	6	4,378	1.6
	Other	773	138,193	48.7

	Total	1,122	$283,528	100%

(1)	We define annual rent as rental revenue for the three months ended December 31, 2012 multiplied by four.
(2)	Casual Male Retail Group Inc. formally changed its corporate name to Destination XL Group, Inc. effective as of February 25, 2013.

As shown in the table above, as of December 31, 2012, the merged Shopko/Pamida entity contributed 29.4% of our total annual rent. Shopko/Pamida operates as a multi-department general merchandise retailer and retail health services provider, primarily in mid-size and larger communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Currently, we lease 181 properties to Shopko/Pamida, 179 of which are leased pursuant to three master leases that, as of December 31, 2012, had a weighted average non-cancelable remaining lease term of approximately 12.8 years.

We believe that, over time, the merger of Shopko and Pamida will be beneficial to our portfolio from a credit perspective, because we expect: (1) properties that previously operated under the Pamida brand will be improved and converted to the Shopko brand; and (2) the operations at the 114 of our properties that historically have operated under the Shopko brand will continue as they have historically at the property level. However, no assurance can be given as to the future performance of the merged Shopko/Pamida entity or its stores.

Diversification By Industry

The following table sets forth information regarding the diversification of our owned real estate properties among different industries (based on annual rent) as of December 31, 2012:

Industry	Number of Properties	Percent of Total Annual Rent(1)
General and discount retail properties	181	29.4%
Restaurants—quick service	392	10.1
Specialty retail properties	48	9.0
Restaurants—casual dining	124	7.8
Movie theatres	23	7.7
Building material suppliers	110	6.6
Industrial properties	26	5.4
Automotive dealers, parts and service properties	70	5.3
Educational properties	22	4.7
Recreational properties	8	3.7
Medical/other office properties	11	2.2
Supermarkets	20	1.9
Convenience stores/car washes	32	1.8
Distribution properties	37	1.4
Health clubs/gyms	5	1.1
Interstate travel plazas	3	1.0
Drugstores	9	*
Call centers	1	*

Total	1,122	100%

*	Less than 1%
(1)	We define annual rent as rental revenue for the three months ended December 31, 2012 multiplied by four.

Diversification By Geography

The following table sets forth information regarding the geographic diversification of our owned real estate properties as of December 31, 2012:

Location	Number of Properties	Percent of Total Annual Rent(1)
Wisconsin	57	11.1%
Texas	82	8.5
Illinois	91	6.7
Pennsylvania	50	5.2
Florida	61	4.6
Minnesota	36	4.5
Arizona	26	4.4
Georgia	66	3.9
Indiana	40	3.3
Michigan	34	3.2
Nebraska	17	3.1
Ohio	49	3.0
Massachusetts	6	2.8
California	9	2.6
Utah	14	2.2
North Carolina	25	2.1
Iowa	34	2.1
Idaho	9	2.0
Tennessee	60	1.9
Kentucky	37	1.9
Alabama	43	1.7
Washington	9	1.6
Missouri	30	1.5
Montana	7	1.4
South Dakota	9	1.4
New York	28	1.4
Oregon	6	1.2
Oklahoma	11	1.2
Virginia	29	1.2
West Virginia	26	1.1
Colorado	9	*
Kansas	6	*
South Carolina	12	*
Maryland	18	*
Louisiana	13	*
Maine	20	*
New Jersey	3	*
Arkansas	7	*
Wyoming	8	*
New Mexico	4	*
Nevada	1	*
Delaware	2	*
Vermont	2	*
Mississippi	7	*
North Dakota	2	*
New Hampshire	6	*
Rhode Island	1	*

Total properties owned	1,122	100%

*	Less than 1%
(1)	We define annual rent as rental revenue for the three months ended December 31, 2012 multiplied by four.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2012. As of December 31, 2012, the weighted average remaining non-cancelable lease term (based on annual rent) was 11.1 years. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights:

Leases expiring in	Number of Properties	Expiring Annual Rent (in thousands)(1)	Percent of Total Annual Rent
2013	11	$2,250	0.8%
2014	53	7,687	2.7
2015	19	4,591	1.6
2016	21	2,546	0.9
2017	35	6,291	2.2
2018	38	11,781	4.2
2019	59	12,221	4.3
2020	84	27,856	9.9
2021	125	21,605	7.7
2022	61	5,860	2.1
2023 and thereafter	602	178,952	63.6
Vacant	14	—	—

Total owned properties	1,122	$281,640	100%

(1)	We define annual rent as rental revenue for the three months ended December 31, 2012 multiplied by four.

Item 3.	Legal Proceedings

We are subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock, Holders of Record and Dividend Policy

Our common stock is traded on the NYSE under the ticker symbol “SRC.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock, for the periods indicated.

	Price Per Share of Common Stock		Distributions Declared(1)
	High	Low
2012
September 20 (IPO) through September 30	15.55	14.76	0.0204
Fourth quarter	17.90	15.45	0.3125

Total			$0.3329

(1)	In December 2012 the board of directors declared two cash dividends on its common stock.

The closing share price for our common stock on March 1, 2013, as reported by the NYSE, was $20.00. As of February 20, 2013, there were approximately 100 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We intend to pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the New York Stock Exchange on September 20, 2012 and ending on December 31, 2012. The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the S&P Index and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	09/20/12	10/5/12	10/19/12	11/2/2012	11/16/2012	11/30/2012	12/14/12	12/31/12
Spirit Realty Capital, Inc.	100	108.67	109.20	111.40	105.13	108.20	112.00	118.53
Dow Jones REIT index	100	99.08	99.71	99.39	94.49	97.73	97.94	100.23
S&P 500	100	100.05	98.15	96.85	93.13	96.98	96.80	97.67

Use of Proceeds

Our IPO of common stock was effected through a Registration Statement on Form S-11 (File No. 333-177904) that was declared effective by the SEC on September 19, 2012. The offering commenced the following day and did not terminate before all of the securities registered in the Registration Statement were sold. Pursuant to such Registration Statement, we sold an aggregate of 33.35 million shares of our common stock (including 4.35 million shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares in full, which closed on October 1, 2012) at a price to the public of $15.00 per share for aggregate gross offering proceeds of $500.25 million (including approximately $65.25 million from the exercise of the underwriters’ option to purchase additional shares in full). Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc., UBS Securities LLC, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and Stifel, Nicolaus & Company, Incorporated acted as book runners.

The sale of 29.0 million shares of common stock in connection with the IPO closed on September 25, 2012 and resulted in net proceeds of approximately $394.6 million after deducting underwriting discounts and commissions of approximately $30.5 million and other offering expenses of approximately $9.9 million. We used the net proceeds from the sale of the 29.0 million shares plus available cash to extinguish $399.0 million of term loan B tranche of the Term Note and pay $15.5 million of costs and expenses associated with securing lenders’ consents to the IPO and the credit facility. The sale of 4.35 million shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares in full closed on October 1, 2012 and resulted in net proceeds of approximately $60.7 million after deducting underwriting commissions of approximately $4.6 million. We used the net proceeds from the sale of the 4.35 million shares to partially fund acquisitions during the fourth quarter of 2012. All of the shares of common stock were sold by us and there were no selling stockholders in the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There was no material change in the planned use of proceeds from the IPO as described in our final prospectus dated September 19, 2012 and filed with the SEC pursuant to Rule 424(b). As of December 31, 2012, there were no net proceeds remaining from the sale of the 33.35 million shares.

Item 6.	Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report on Form 10-K.

Our historical consolidated balance sheet data as of December 31, 2012 and 2011 and consolidated operating data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K and audited by Ernst & Young LLP. Our historical consolidated balance sheet data as of December 31, 2010 and 2009 and 2008 and our consolidated operating data for the years ended December 31, 2009 and 2008 have been derived from our historical consolidated financial statements not included in this Annual Report on Form 10-K.

	(in thousands, except share and per share data)
	Year ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Revenues:
Rentals	$276,145	$265,107	$264,512	$260,348	$260,728
Interest income on loans receivable	5,696	6,772	9,572	10,098	13,364
Interest income and other	860	817	14,476	6,465	4,965

Total revenues	282,701	272,696	288,560	276,911	279,057

Expenses:
General and administrative	37,329	28,278	19,595	19,818	23,015
Litigation	—	151	22,282	—	—
Property costs	5,279	4,787	2,688	2,835	2,724
Interest	156,864	169,888	173,054	208,538	231,194
Depreciation and amortization	110,603	109,001	109,240	109,815	109,298
Impairments	9,887	9,578	20,426	10,390	5,083

Total expenses	319,962	321,683	347,285	351,396	371,314

Total other income (expense)	(32,522)	—	(3,110)	6,810	—
Loss from continuing operations before income tax expense (benefit)	(69,783)	(48,987)	(61,835)	(67,675)	(92,257)
Income tax expense (benefit)	504	(60)	239	3,346	1,134

Loss from continuing operations	(70,287)	(48,927)	(62,074)	(71,021)	(93,391)
Loss from discontinued operations(1)	(5,946)	(14,936)	(24,463)	(51,662)	(61,128)

Net loss	(76,233)	(63,863)	(86,537)	(122,683)	(154,519)
Less: distributions paid to preferred stockholders	(63)	(16)	(15)	(16)	(16)

Net loss attributable to common stockholders	$(76,296)	$(63,879)	$(86,552)	$(122,699)	$(154,535)

	(in thousands, except share and per share data)
	Year ended December 31,
	2012	2011	2010	2009	2008
Net (loss) income per share of common stock-basic and diluted:
Continuing operations	$(1.70)	$(1.89)	$(2.40)	$(2.75)	$(3.77)
Discontinued operations	(0.15)	(0.58)	(0.95)	(1.99)	(2.46)

Net (loss) income	$(1.85)	$(2.47)	$(3.35)	$(4.74)	$(6.23)

Weighted average number of shares of common stock outstanding:
Basic and diluted(2)	41,277,353	25,863,976	25,863,976	25,863,976	24,786,310

(1)	Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”
(2)	Weighted average number of shares of common stock outstanding (basic and diluted) has been adjusted to reflect the 129,318.88 for 1 stock dividend paid on September 10, 2012, and excludes unvested restricted stock awards. No potentially dilutive securities were included as their effect would be anti-dilutive

	(Dollars in thousands) Year ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (end of period):
Gross investments including related lease intangibles	$3,654,925	$3,582,870	$3,610,834	$3,740,261	$3,997,614
Real estate, net	2,874,486	2,867,302	2,979,496	3,116,070	3,387,276
Cash and cash equivalents	73,568	49,536	88,341	65,072	76,634
Total assets	3,247,677	3,231,561	3,396,842	3,618,507	4,012,914
Debt obligations	1,894,878	2,627,146	2,730,994	2,866,923	3,089,248
Total liabilities	1,994,234	2,705,201	2,806,741	2,948,828	3,217,235
Stockholders’ equity	1,253,443	526,360	590,101	669,679	795,679

Other Data:
FFO(1)	$52,830	$69,766	$70,548	$58,096	$57,725
AFFO(1)	$118,194	$99,021	$113,206	$70,480	$72,691
Number of properties in investment portfolio	1,207	1,153	1,161	1,157	1,291
Owned properties occupancy at period end (based on number of properties)	99%	98%	96%	99%	99%

(1)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) on the disposition of assets. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. A reconciliation of net loss (computed in accordance with GAAP) to FFO is presented below.

Adjusted FFO (“AFFO”) is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of net loss (computed in accordance with GAAP) to AFFO is as follows:

	(Dollars in thousands) Year ended December 31,
	2012	2011	2010	2009	2008
Net loss attributable to common stockholders(a)	$(76,296)	$(63,879)	$(86,552)	$(122,699)	$(154,535)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	110,548	108,908	109,068	109,645	109,089
Discontinued operations	1,497	2,869	4,408	8,931	18,451
Portfolio impairments
Continuing operations	10,067	6,478	18,906	3,882	3,764
Discontinued operations	3,665	12,654	24,327	23,655	58,480
Realized losses on sales of real estate (b)	3,349	2,736	391	34,682	22,476

Total adjustments	129,126	133,645	157,100	180,795	212,260

Funds from operations (FFO) attributable to common stockholders	$52,830	$69,766	$70,548	$58,096	$57,725
Add/(less):
Loss on Term Note extinguishment	32,522	—	—	—	—
Expenses incurred to amend Term Note	—	7,226	—	—	—
Loss on derivative instruments related to Term Note extinguishment	8,688	1,025	—	—	—
Expenses incurred to secure lenders’ consents (c)	4,743	374	—	—	—
Litigation	—	151	22,282	—	—
Non-cash interest expense
Continuing operations	16,495	22,655	19,468	21,314	17,341
Discontinued operations	—	49	86	89	91
Non-cash revenues	(3,015)	(2,225)	(2,288)	(2,209)	(2,466)
Non-cash compensation	5,931	—	—	—	—
Other expense (income)	—	—	3,110	(6,810)	—

Total adjustments to FFO	65,364	29,255	42,658	12,384	14,966

Adjusted funds from operations (AFFO) attributable to common stockholders	$118,194	$99,021	$113,206	$70,480	$72,691

FFO per share of common stock—Diluted (d)	$1.09	$2.70	$2.72	$2.25	$2.33

AFFO per share of common stock—Diluted (d)	$2.15	$3.83	$4.38	$2.73	$2.93

Weighted average common shares outstanding
Basic	41,277,353	25,863,976	25,863,976	25,863,976	24,786,310
Diluted (d)	59,066,192	25,863,976	25,863,976	25,863,976	24,786,310

(a)	Amount is net of distributions paid to preferred stockholders
(b)	Includes amounts related to discontinued operations.
(c)	These third party expenses were incurred to secure lenders’ consents to the IPO.
(d)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive. For restricted stock, the “Treasury Stock Method” was used. For the TLC, the “if Converted Method” was used during 2012. In determining if the conversion of TLC was dilutive, the interest savings (net of tax) subsequent to an assumed conversion were added back to net earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements contained in this Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A “Risk Factors,” “—Special Note Regarding Forward-Looking Statements” above and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

We generate our revenue primarily by leasing our properties to our tenants. As of December 31, 2012, our undepreciated gross investment in real estate and loans totaled approximately $3.65 billion, representing investments in 1,207 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 1,122 properties, and the remaining 1.4% consisted of commercial mortgage and equipment loans receivable secured by the remaining 85 properties or other related assets. As of December 31, 2012, our owned properties were approximately 98.8% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual rent) of approximately 11.1 years. Our leases are generally long-term, with non-cancelable initial terms. As of December 31, 2012, our leases

(based on annual rent) had a weighted average initial lease term of approximately 16.8 years, which does not consider tenant renewal options for additional terms. As of December 31, 2012, approximately 96% of our leases (based on annual rent) provided for increases in future annual base rent.

Our operations are carried out through the Operating Partnership. Spirit General OP Holdings, LLC, one of our wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. Spirit Realty Capital is the sole limited partner and owns the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned directly and indirectly by us, in the future, we could agree to issue equity interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when equity interests in the Operating Partnership are issued.

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

Factors that May Influence Our Operating Results

Rental Revenue

Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 96% of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of December 31, 2012, 98.8% of our owned properties (based on number of properties) were occupied.

In February 2012, Shopko and Pamida, two of our general merchandising tenants, completed a merger. On a combined basis, Shopko/Pamida contributed 29.4% of our annual rent as of December 31, 2012. 84 Properties, LLC (“84 Lumber”), our next largest tenant, contributed 6.5% of our annual rent as of December 31, 2012. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida and 84 Lumber, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.

The unaudited condensed consolidated financial statements of Specialty Retail Shops Holding Corp., the parent company of Shopko/Pamida, as of October 27, 2012 (Unaudited), January 28, 2012 and October 29, 2011(Unaudited) and for the 39 Weeks Ended October 27, 2012 (Unaudited) and October 29, 2011 (Unaudited) are included in Exhibit No. 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of December 31, 2012 was 11.1 years (based on annual rent). Approximately 5.1% of our leases (based on annual rent) as of December 31, 2012 will expire prior to January 1, 2016. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.

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

We believe our current pipeline of investment opportunities is robust and comprised of opportunities ranging from large, widely-marketed transactions with investment grade tenants to small, off-market transactions with non-rated tenants.

Our Triple-Net Leases

We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of December 31, 2012, approximately 95% of our properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 63.8% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.

Interest Expense

Following the completion of the IPO and the concurrent debt conversion and repayment transactions, there were no amounts outstanding under the Term Note (which was extinguished). As of December 31, 2012, we had approximately $1.95 billion principal balance outstanding of predominately secured, fixed-rate mortgage notes payable. During the year ended December 31, 2012, the weighted average interest rate on our fixed- and variable-rate debt, excluding the amortization of deferred financing costs and debt discounts, was approximately 6.12%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable-rate debt consists of four mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.84% on a significant portion of this variable-rate debt. We amortize on a non-cash basis the deferred financing costs and debt discounts associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the year ended December 31, 2012, non-cash interest expense recognized on the Credit Facility, mortgages and notes payable totaled approximately $10.8 million. Under our existing debt structure as of December 31, 2012, we anticipate our quarterly non-cash interest expense under our fixed- and variable-rate debt, including the Credit Facility, to be approximately $3.2 million. Any changes to our debt structure, including borrowings under the Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.

General and Administrative Expenses

General and administrative expenses include employee compensation costs, professional fees, consulting, portfolio servicing costs and other general and administrative expenses. As a public company, we estimate our annual general and administrative expenses will increase due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters.

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

Critical Accounting Policies and Estimates

Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements.

Real Estate Investments

Revenue Recognition

We lease real estate to our tenants under long-term, triple-net leases that are classified as operating leases. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Lease origination fees are deferred and amortized over the related lease term as an adjustment to rental revenue. Our leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that we will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases. The accrued rental revenue representing this straight-line adjustment is subject to an evaluation for collectability, and we record a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. Leases that have contingent rent escalators indexed to future increases in the CPI may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (1) 1 to 1.25 times any increase in the CPI over a specified period or (2) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, our inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and our view that the multiplier does not represent a significant leverage factor, rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have occurred.

Some of our leases also provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, we recognize contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.

We suspend revenue recognition if the collectability of amounts due pursuant to a lease is not reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier.

Lease termination fees are included in “interest income and other” on our consolidated statements of operations and recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and the tenant no longer occupies the property.

Purchase Accounting and Acquisition of Real Estate; Property Held for Sale

When acquiring a property for investment purposes, we allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Transaction costs related to these acquisitions are expensed in the period incurred. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and its marketing and leasing activities. Property classified as held for sale is recorded at the lower of its carrying value or its fair value less anticipated selling costs.

Lease Intangibles

Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in our statements of operations.

Depreciation

Our real estate portfolio is depreciated using the straight-line method over the estimated remaining useful life of the properties, which generally range from 20 to 50 years for buildings and improvements and is 15 years for land improvements. Portfolio assets classified as held for sale are not depreciated.

Impairment

We review our real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows and fair values are highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.

Discontinued Operations

We actively manage our portfolio, and, accordingly, from time to time, we may strategically sell real estate as a part of our long-term strategy of managing risk. Generally, each time properties are sold, gains and losses from such dispositions and all operations from the properties previously reported as part of “loss from continuing operations” are reclassified to “discontinued operations,” as we do not expect any continuing involvement with these properties.

Provision for Doubtful Accounts

We review our rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a write-off of the specific receivable will be made. Uncollected accounts receivable are written off against the allowance when all possible means of collection have been exhausted. For accrued rental revenues related to the straight-line method of reporting rental revenue, we establish a provision for losses based on our estimate of uncollectible receivables and our assessment of the risks inherent in our portfolio, giving consideration to historical experience and industry default rates for long-term receivables.

Loans Receivable

In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgage and equipment loans receivable. Mortgage loans are secured by single-tenant, operationally essential real estate. Equipment loans are secured by equipment used by tenants of properties owned or financed by us. The loans are carried at cost, including related unamortized premiums.

Revenue Recognition

Interest income on mortgage and equipment loans is recognized using the effective interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related loans using the effective interest method. A loan is placed on non-accrual status when the loan has become 60 days past due or earlier if we believe full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received.

Impairment and Provision for Loan Losses

We periodically evaluate the collectability of our loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of our allowance for loan losses. A loan is determined to be impaired when we determine, based on current information, that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted.

Accounting for Derivative Financial Instruments and Hedging Activities

We use derivative instruments such as interest rate swaps and caps for purposes of reducing exposures to fluctuations in interest rates associated with certain of our financing transactions. We may incur additional variable-rate debt in the future, including amounts that we may borrow under the Credit Facility, and we may choose to seek to hedge the interest rate risk ascribed with any such debt. At the inception of a hedge transaction, we enter into a contractual arrangement with the hedge counterparty and formally document the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future.

The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. For derivatives designated as cash flow hedges, the effective portions of the corresponding change in fair value of the derivatives are recorded in accumulated other comprehensive loss within stockholders’ equity. Changes in fair value reported in other comprehensive loss are reclassified to operations in the period in which operations are affected by the underlying hedged transaction. Any ineffective portions of the change in fair value are recognized immediately in general and administrative expense. The amounts paid or received on the hedge are recognized as adjustments to interest expense.

Income Taxes

Our REIT Status

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2003. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such a manner. To maintain our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

Our Taxable REIT Subsidiary

On January 15, 2009, we formed Spirit Management Company II (“TRS”), a Maryland corporation that prior to the IPO, was wholly-owned directly by us and, since the IPO, has been wholly-owned by the Operating Partnership. We have elected, together with our TRS, to treat our TRS as a taxable REIT subsidiary for federal income tax purposes. A taxable REIT subsidiary generally may provide both customary and non-customary services to tenants of its parent REIT and engage in other activities that the parent REIT may not engage in directly without adversely affecting its qualification as a REIT. Currently, our TRS does not provide any services to our tenants or conduct other material activities. However, our TRS or another taxable REIT subsidiary of ours may in the future provide services to certain of our tenants. We may form additional taxable REIT subsidiaries in the future, and we may contribute some or all of our interests in certain wholly-owned subsidiaries or their assets to a taxable REIT subsidiary of ours. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries. Historically, we have not actively pursued or engaged in material activities that would require the use of our TRS.

Share-Based Compensation

In September 2012, we adopted, and our stockholders approved, the Incentive Award Plan, which provides for the issuance of stock-based equity instruments, including potential grants of stock options, stock appreciation rights, restricted stock, dividend equivalent rights and other stock-based awards or any combination of the foregoing. Awards granted under the Incentive Award Plan may require service-based vesting over a period of years subsequent to the grant date and resulting equity-based compensation expense, measured at the fair value of the award on the date of grant, will be recognized as an expense in our consolidated financial statements over the vesting period. We will account for awards granted under applicable stock-based compensation guidance contained in FASB Accounting Standards Codification (ASC) 718.

Results of Operations

Comparison of the Year Ended December 31, 2012 and 2011

The following discussion includes the results of our continuing operations as summarized in the table below:

	Continuing Operations Year ended December 31,
	2012	2011	Change	%
	(in thousands)
Revenues:
Rentals	$276,145	$265,107	$11,038	4.2%
Interest income on loans receivable	5,696	6,772	(1,076)	(15.9)%
Interest income and other	860	817	43	5.3%

Total revenues	282,701	272,696	10,005	3.7%

Expenses:
General and administrative	37,329	28,278	9,051	32.0%
Litigation	—	151	(151)	(100.0)%
Property costs	5,279	4,787	492	10.3%
Interest	156,864	169,888	(13,024)	(7.7)%
Depreciation and amortization	110,603	109,001	1,602	1.5%
Impairments	9,887	9,578	309	3.2%

Total expenses	319,962	321,683	(1,721)	(0.5)%

Loss from continuing operations before other expense and income tax expense (benefit)	(37,261)	(48,987)	11,726	23.9%
Loss on debt extinguishment	(32,522)	—	(32,522)	(100.0)%

Loss from continuing operations before income tax expense (benefit)	(69,783)	(48,987)	(20,796)	(42.5)%
Income tax expense (benefit)	504	(60)	564	NM

Loss from continuing operations(1)	$(70,287)	$(48,927)	$(21,360)	(43.7)%

(1)	For the year ended December 31, 2012 and 2011, losses of $5.9 million and $14.9 million, respectively, resulted from discontinued operations.

Revenues

For the year ended December 31, 2012, approximately 98.0% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by approximately $10.0 million to $282.7 million for the year ended December 31, 2012 as compared to $272.7 million for same period in 2011. The increase in revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions of over $158.3 million subsequent to December 31, 2011 and contractual rent escalations on our owned real estate properties.

Rentals. Rental revenue increased by approximately $11.0 million to $276.1 million for the year ended December 31, 2012 as compared to $265.1 million for same period in 2011. The increase was attributable to an increase in the number of active leases due to real estate acquisitions, contractual rent escalations and fewer vacant properties compared to the period ended December 31, 2011. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the year ended December 31, 2012 and 2011 was $3.6 million and $2.6 million representing approximately 1.3% and 1.0%, respectively, of total rental revenue from continuing operations for each of the years ended December 31, 2012 and 2011. During

2012, we reduced our provision for losses on unbilled receivables related to straight-line rent based on our periodic evaluation of collectability. This reduction resulted in a $0.8 million increase to total rental revenue for the year ended December 31, 2012.

As of December 31, 2012, 98.8% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the restaurant and automotive industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in the portfolio. As of December 31, 2012, 14 of our properties, representing approximately 1.2% of our owned properties, were vacant and not generating rent, compared to 17 vacant properties, representing 1.6% of our owned properties, as of December 31, 2011.

Interest income on loans receivable. Interest income on loans receivable decreased by $1.1 million to $5.7 million in the year ended December 31, 2012 as compared to $6.8 million for the same period in 2011. The decrease in interest income was primarily due to the prepayment of three notes totaling $13.5 million during the year ended December 31, 2012 and scheduled maturities and amortization subsequent to December 31, 2011.

Interest income and other. Interest income and other was stable between the comparable periods. The Company recognized $0.5 million in lease termination revenue during the year ended December 31, 2012, but recognized higher interest income during the comparable period in 2011. Lease termination revenue frequently results from negotiations with tenants who have individual underperforming properties that make up a portion of a master lease. In certain of these circumstances, in exchange for a termination fee, we may agree to lower the lease payment under the master lease and remove the underperforming property from the master lease. This generates higher revenue for the period in which the termination fee is received, but may result in lower revenue in future periods, depending on if and how quickly and at what rate the newly-vacant properties can be re-leased.

Expenses

General and administrative. General and administrative expenses increased $9.0 million to $37.3 million for the year ended December 31, 2012, as compared to $28.3 million for the same period in 2011. This increase was primarily attributable to $12.8 million in charges associated with completing the IPO and extinguishing the Term Note indebtedness, and $5.9 million in stock-based compensation related to incentive awards granted in 2012. During the same period in 2011, the Company recognized $7.2 million in consulting fees in connection with the Term Note amendment and the Conversion Agreement (as defined below).

Property costs. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. The increase in property costs for the year ended December 31, 2012 is primarily attributable to an increase in accrued property taxes associated with a delinquent tenant for whom we are making property tax payments under a payment plan with the taxing authority. As of December 31, 2012, we are pursuing recovery of these costs. The increase in property costs was partially offset by a decrease in the average number of property vacancies, from an average of 31 vacant properties during the year ended December 31, 2011 to an average of 19 vacant properties during the comparable period in 2012.

Interest. Interest expense decreased by $13.0 million to $156.9 million for the year ended December 31, 2012, as compared to $169.9 million for the same period in 2011. The decrease in interest expense was due primarily to the extinguishment of the Term Note as a result of the IPO on September 25, 2012, the repurchase of $70.0 million in Term Note indebtedness in July 2011 and a $2.9 million first quarter 2012 adjustment of 2011 debt discount amortization. These decreases were partially offset by increases attributable to $44.2 million of borrowings related to 2012 acquisitions.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Continuing Operations Year ended December 31,
	2012	2011
	(in thousands)
Interest expense—Term Note payable	$19,925	$26,631
Interest expense—Credit Facility	108	—
Interest expense—mortgages and notes payable	119,687	120,592
Interest expense—other	10	8
Amortization of deferred financing costs	2,819	3,599
Amortization of net losses related to interest rate swap	3,415	4,500
Amortization of debt discount	10,900	14,558

Total interest expense	$156,864	$169,888

Weighted average debt outstanding before Term Note and debt discount(1)	$1,956,478	$1,969,376
Weighted average Term Note	533,803	766,014
Weighted average debt discount(1)	(56,133)	(64,642)

Weighted average debt outstanding	$2,434,148	$2,670,748

Adjusted interest(2)/weighted average mortgages and notes payable	6.12%	6.12%
Term Note interest(3)/weighted average Term Note payable	3.73%	3.48%

(1)	Excludes debt associated with discontinued operations.
(2)	Excludes interest expense associated with the Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3)	Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization. Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $1.6 million to $110.6 million for the year ended December 31, 2012 as compared to $109.0 million for the same period in 2011. The slight increase was due to higher depreciation expense following acquisitions of over $158.3 million in properties during 2012, partially offset by dispositions of properties subsequent to December 31, 2011.

The following table summarizes our depreciation and amortization expense from continuing operations:

	Continuing Operations Year ended December 31,
	2012	2011
	(in thousands)
Depreciation of real estate assets	$92,524	$90,804
Other depreciation	54	93
Amortization of lease intangibles	18,025	18,104

Total depreciation and amortization	$110,603	$109,001

Impairments. Impairment charges on properties and other assets that are classified as part of continuing operations were $9.9 million and $9.6 million for the year ended December 31, 2012 and 2011, respectively. In

2012, we incurred slightly higher impairment charges attributable to certain underperforming properties and $2.7 million of lease intangible write-offs due to lease terminations, while in 2011, we increased our provision for loan losses by $3.1 million due to underperforming trends on certain loans. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our overall returns. The disposition or re-leasing of nonperforming or underperforming properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.

The following table summarizes our impairment loss from continuing operations:

	Continuing Operations Year ended December 31,
	2012	2011
	(in thousands)
Real estate and intangible asset impairment	$7,417	$6,390
Write-off of lease intangibles due to lease terminations	2,650	—
Loan receivable impairment (recovery) expense	(180)	3,100
Other impairment	—	88

Total impairment loss	$9,887	$9,578

Other income (expense)

During the year ended December 31, 2012, we incurred $32.5 million in losses attributable to the extinguishment of our Term Note indebtedness. The majority of this non-cash charge was the impact of the conversion of our then outstanding $330.0 million TLC (as defined below) into stockholders’ equity at a premium. No such losses were recorded during the same period in 2011.

Discontinued Operations

Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”

For the years ended December 31, 2012 and 2011, we recognized total losses from discontinued operations of $5.9 million and $14.9 million, respectively, which include $3.4 million and $3.0 million, respectively, in losses attributable to the properties held for sale at the end of each period. Non-cash impairment charges included in the loss from discontinued operations for the year ended December 31, 2012 and 2011 were $3.7 million and $12.7 million, respectively.

Comparison of Year Ended December 31, 2011 and Year Ended December 31, 2010

The following discussion includes the results of our continuing operations as summarized in the table below:

	Continuing Operations Year ended December 31,
	2011	2010	Change	%
	(in thousands)
Revenues:
Rentals	$265,107	$264,512	$595	0.2%
Interest income on loans receivable	6,772	9,572	(2,800)	(29.3)%
Interest income and other	817	14,476	(13,659)	(94.4)%

Total revenues	272,696	288,560	(15,864)	(5.5)%

	Continuing Operations Year ended December 31,
	2011	2010	Change	%
	(in thousands)
Expenses:
General and administrative	28,278	19,595	8,683	44.3%
Litigation	151	22,282	(22,131)	(99.3)%
Property costs	4,787	2,688	2,099	78.1%
Interest	169,888	173,054	(3,166)	(1.8)%
Depreciation and amortization	109,001	109,240	(239)	(0.2)%
Impairments	9,578	20,426	(10,848)	(53.1)%

Total expenses	321,683	347,285	(25,602)	(7.4)%

Loss from continuing operations before other income (expense) and income tax (benefit) expense	(48,987)	(58,725)	9,738	(16.6)%
Gains on debt repurchases	—	9,455	(9,455)	(100.0)%
Loss on sale of loans receivable	—	(12,565)	12,565	100.0%

Loss from continuing operations before income tax (benefit) expense	(48,987)	(61,835)	12,848	20.8%
Income tax (benefit) expense	(60)	239	(299)	(125.1)%

Loss from continuing operations(1)	$(48,927)	$(62,074)	$13,147	21.2%

(1)	For the years ended December 31, 2011 and 2010, losses of $14.9 million and $24.5 million, respectively, resulted from discontinued operations.

Revenues

For the year ended December 31, 2011, approximately 97.5% of our lease and loan revenues were attributable to long-term leases. Total revenue decreased by $15.9 million to $272.7 million for the year ended December 31, 2011 as compared to $288.6 million for same period in 2010. The decrease in revenue was due primarily to the receipt of $13.9 million in non-recurring lease termination revenue recognized during the year ended December 31, 2010 for the removal of 24 properties from eight leases and a decrease in interest income of $2.8 million due to the sale of two variable-rate loans receivable in December 2010.

Rentals. Rental revenues for the years ended December 31, 2011 and 2010 remained stable at $265.1 million and $264.5 million, respectively. Contractually specified rent increases from our leases during 2011 offset the recognition of $2.6 million in deferred rent received from one of our tenants during 2010. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the years ended December 31, 2011 and 2010 was $2.6 million and $2.7 million, respectively, representing approximately 1.0% of total rental revenue from continuing operations for each of the years ended December 31, 2011 and 2010.

As of December 31, 2011, 98.4% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the restaurant and automotive industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in the portfolio. During the year ended 2011, we sold 25 vacant and two underperforming properties. As of December 31, 2011, 17 of our properties, representing approximately 1.6% of our owned properties, were vacant and not generating rent, compared to 40 vacant properties, representing 3.7% of our owned properties, as of December 31, 2010.

Interest income on loans receivable. Interest income on loans receivable decreased by $2.8 million to $6.8 million in the year ended December 31, 2011 as compared to $9.6 million for the same period in 2010. The decrease in interest income was primarily due to the sale of two variable-rate loans receivable in December 2010 with an aggregate principal amount of $73.9 million.

Interest income and other. Interest income and other decreased by $13.7 million to $0.8 million for the year ended December 31, 2011 as compared to $14.5 million for the same period in 2010. The decrease in interest income and other was due primarily to $13.9 million in lease termination revenue recognized in 2010. Lease termination revenue frequently results from negotiations with tenants who have individual underperforming properties which make up a portion of a master lease. In certain of these circumstances, in exchange for a termination fee, we may agree to lower the lease payment under the master lease and remove the underperforming property from the master lease. This generates higher revenue for the period in which the termination fee is received, but may result in lower revenue in future periods, depending on if and how quickly and at what rate the newly-vacant properties can be re-leased.

Expenses

General and administrative. General and administrative expenses increased by $8.7 million to $28.3 million for the year ended December 31, 2011 as compared to $19.6 million for the same period in 2010. This increase was due to higher executive and financial consulting fees related to the modification of our Term Note partially offset by lower legal fees, employee compensation and recognition of non-cash unrealized losses on an interest rate swap contract related to our Term Note, which we assumed in connection with our privatization and subsequently terminated in August 2009. The recognition of unrealized losses arose from expected repurchases of the Term Note and the required acceleration of a portion of the originally forecasted hedged transaction now probable of not occurring. Excluding consulting fees of $12.3 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively, our general and administrative expenses for the year ended December 31, 2011 were $16.0 million as compared to $14.6 million for the same period in 2010.

Litigation. In the year ended December 31, 2010, we incurred $22.3 million of litigation costs, net of insurance recoveries, associated with two lawsuits brought by former members of our senior management that were settled in December 2010.

Property costs. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Total property costs increased by $2.1 million to $4.8 million for the year ended December 31, 2011 as compared to $2.7 million for the same period in 2010. The increase in property costs was due to a rise in the average number of property vacancies, from an average of 25 vacant properties during the year ended December 31, 2010 to 31 during the comparable period in 2011.

Interest. Interest expense decreased by $3.2 million to $169.9 million for the year ended December 31, 2011 as compared to $173.1 million for the same period in 2010. The decrease in interest expense was due to a reduction in the outstanding principal amount of our debt by $146.6 million during 2010 as compared to $121.8 million during 2011, partially offset by an increase in non-cash interest expense during 2011 related to the modification of our Term Note. Despite the termination of an interest rate swap contract in 2009, we recognized some non-cash interest expense through the amortization of the amounts recorded in accumulated other comprehensive loss as of the date of the swap termination. Debt reduction was funded, in part, with net proceeds from the sale of certain assets.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Continuing Operations Year ended December 31,
	2011	2010
	(in thousands)
Interest expense—Term Note payable	$26,631	$27,735
Interest expense—mortgages and notes payable	120,600	125,851
Amortization of deferred financing costs	3,599	4,728
Amortization of net losses related to interest rate swap contract	4,500	4,714
Amortization of debt discount	14,558	10,026

Total interest expense	$169,888	$173,054

Weighted average debt outstanding before Term Note and debt discount(1)	$1,969,376	$2,041,679
Weighted average Term Note	766,014	820,458
Weighted average debt discount(1)	(64,642)	(71,981)

Weighted average debt outstanding	$2,670,748	$2,790,156

Adjusted interest(2)/weighted average mortgage and notes payable	6.12%	6.16%
Term Note interest(3)/weighted average Term Note payable	3.48%	3.38%

(1)	Excludes debt associated with discontinued operations.
(2)	Excludes interest expense associated with the Term Note, amortization of deferred financing costs and debt discounts.
(3)	Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization. Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense decreased by $0.2 million to $109.0 million for the year ended December 31, 2011 as compared to $109.2 million for the same period in 2010. The slight decrease in the depreciation and amortization expense was primarily due to higher amortization of lease intangibles during 2010 associated with lease terminations.

The following table summarizes our depreciation and amortization expense from continuing operations:

	Continuing Operations Year ended December 31,
	2011	2010
	(in thousands)
Depreciation of real estate assets	$90,804	$90,198
Other depreciation	93	172
Amortization of lease intangibles	18,104	18,870

Total depreciation and amortization	$109,001	$109,240

Impairments. Impairment charges on properties and other assets that are classified as part of continuing operations were $9.6 million and $20.4 million for the years ended December 31, 2011 and 2010, respectively. We strategically seek to identify nonperforming properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of nonperforming or underperforming properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value.

The following table summarizes our impairment loss from continuing operations:

	Continuing Operations Year ended December 31,
	2011	2010
	(in thousands)
Real estate and intangible asset impairment	$6,390	$14,960
Write-off of lease intangibles due to lease terminations	—	3,923
Loan receivable impairment	3,100	1,520
Other impairment	88	23

Total impairment loss	$9,578	$20,426

Discontinued Operations

Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”

For the years ended December 31, 2011 and 2010, we recognized a total loss from discontinued operations of $14.9 million and $24.5 million, respectively, which includes $3.0 million and $6.9 million, respectively, in losses attributable to the properties held for sale at the end of each period. Non-cash impairment charges included in the loss from discontinued operations for the years ended December 31, 2011 and 2010 were $12.7 million and $24.3 million, respectively.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including costs relating to servicing our outstanding debt, and cash distributions. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Credit Facility. We believe that our long-term, triple-net leases provide stable rental revenue during various market environments.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties, selectively fund notes receivable and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including borrowings under the Credit Facility, net cash from operating activities, future financings, working capital, proceeds from select sales of our properties and other secured and unsecured borrowings. However, there are a number of factors that may have a material and adverse effect on our ability to access these capital sources, including the current state of the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

As of December 31, 2012, we had $73.6 million of cash and cash equivalents as compared to $49.5 million as of December 31, 2011. This increase was primarily attributable to an increase in operating cash flows as proceeds from the IPO were utilized to repay our TLB indebtedness and partially fund acquisitions.

Upon the completion of the IPO, we improved our financial position by reducing our debt principal by $729.0 million and putting in place a $100.0 million Credit Facility. The Credit Facility may be used to finance the acquisition of additional properties, provide working capital and for other corporate purposes.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any material off-balance sheet arrangements.

Description of Certain Debt

We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of December 31, 2012, we had approximately $1.95 billion principal balance of outstanding indebtedness with a weighted average annual interest rate of 6.12% and a weighted average maturity of 5.8 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. Scheduled debt payments as of December 31, 2012 are as follows:

Year	Scheduled Principal Amortization	Balloon Payments at Maturity(1)	Total(2)
	(in thousands)
2013	$43,517	$—	$43,517
2014	46,186	29,761	75,947
2015	47,248	96,587	143,835
2016	40,787	580,673	621,460
2017	34,634	233,547	268,181
Thereafter	115,893	675,501	791,394

Total	$328,265	$1,616,069	$1,944,334

(1)	Balloon payments subsequent to 2017 are as follows: $258.3 million due in 2020, $167.5 million due in 2021 and $249.7 million due in 2022.
(2)	The total excludes a note obligation of $7.8 million that was due in 2012 (see Note 4 in “Item 8. Financial Statements and Supplementary Data”).

Secured Revolving Credit Facility

In September 2012, the Operating Partnership entered into the Credit Facility, pursuant to that certain Credit Agreement dated as of September 25, 2012, by and among the Operating Partnership, Deutsche Bank AG, New York branch, as administrative agent, and the various financial institutions parties thereto (the “Credit Agreement”), allowing borrowings of up to $100.0 million and providing for a maximum additional loan commitment of $50.0 million, subject to the satisfaction of specified requirements and obtaining additional commitments from lenders. The amount available to borrow under the Credit Facility, and the Company’s ability to request issuances of letters of credit, will be subject to the Operating Partnership’s maintenance of a minimum ratio of the total value of the unencumbered properties to the outstanding Credit Facility obligations of 1.75:1.00. Since entering into the Credit Facility and as of December 31, 2012, no borrowings were outstanding under the Credit Facility and $100.0 million was available.

The initial term expires on September 25, 2015 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Company’s option, of either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.50% to 3.50%; or (ii) LIBOR plus 3.50% to 4.50%, depending on our leverage ratio. As of December 31, 2012 and until the first compliance certificate is delivered and approved, interest will be determined based on the highest leverage ratio. The Company is also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.30% and 0.40% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. For the year ended December 31, 2012, the Company paid non-utilization fees of $0.1 million.

As a result of entering into the Credit Facility, we incurred costs of $2.3 million which have been deferred and are included in deferred costs and other assets, net on our consolidated balance sheet. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility.

Our ability to borrow under the Credit Facility is subject to the Operating Partnership’s ongoing compliance with a number of customary financial covenants, including:

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

As of December 31, 2012, we were in full compliance with all financial covenants.

Pursuant to the terms of the Credit Facility, our distributions may not exceed the greater of (1) 100% of our FFO or (2) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). We guarantee the Operating Partnership’s obligations under the Credit Facility and, to the extent not prohibited by applicable law, all of our assets and the Operating Partnership’s assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.

Term Note Debt Conversion

Prior to the completion of the IPO on September 25, 2012, we had $729.0 million principal balance outstanding of the Term Note. We entered into various interest rate derivative products to hedge the risk of variability in cash flows which were accounted for as cash flow hedges. Pursuant to an amendment to the Term Note credit agreement, the principal balance was separated into two tranches: $399.0 million of term loan B (“TLB”) and $330.0 million of term loan C (“TLC”). Pursuant to the Conversion Agreement (as defined below), holders of TLC granted us the option to convert the TLC into our common stock in connection with a qualifying IPO. In exchange for this option, we paid a call premium fee of $6.6 million to the TLC lenders, which was recorded as debt discount. Additionally, the share settled call option was deemed an embedded derivative and its value reflected as a debt discount and a separate derivative liability. Upon separation and at each reporting period thereafter, the derivative liability was recorded at fair value with any changes in fair value reflected in earnings.

At the completion of the IPO, we issued 24.2 million shares of common stock to the TLC lenders at a conversion premium of 10.2%, and used a portion of the proceeds from the IPO to repay the $399.0 million TLB. As a result, we recognized a loss on debt extinguishment of $32.5 million included in other income (expense), and a non-cash charge related to the derivative instruments of $8.7 million, of which $8.1 million is reflected in general and administrative expense and $0.6 million in interest expense for the year ended December 31, 2012. The fair value of the embedded derivative liability at the completion of the IPO was $6.6 million and reclassified into stockholders’ equity.

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

Master Trust Facility

General Overview. Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC (collectively, the “Master Trust Issuers”), all of which are our indirect wholly-owned subsidiaries, have issued net-lease mortgage notes payable (the “Notes”), with an aggregate outstanding principal balance, as of December 31, 2012, of $937.4 million, that is secured by all assets owned by the Master Trust Issuers. Pursuant to an amended and restated property management and servicing agreement, dated as of March 17, 2006, among the Master Trust Issuers, us and Midland Loan Services, Inc., we provide property management services with respect to the mortgaged properties and service the related leases.

Starting in 2005, three series of Notes were issued: (1) Notes issued by Spirit Master Funding, LLC, which we refer to as the Series 2005-1 Notes, with an aggregate outstanding principal balance, as of December 31, 2012, of $370.1 million; (2) Notes issued by Spirit Master Funding II, LLC, which we refer to as the Series 2006-1 Notes, with an aggregate outstanding principal balance, as of December 31, 2012, of $245.6 million; and (3) Notes issued by Spirit Master Funding III, LLC, which we refer to as the Series 2007-1 Notes, with an aggregate outstanding principal balance, as of December 31, 2012, of $321.7 million. The proceeds from the sale of the Notes were generally used to repay balances outstanding under then-existing credit facilities, and the remaining proceeds were used to provide funds for real estate acquisitions.

Maturity and Interest. The Series 2005-1 Notes mature on July 20, 2020 and have a weighted average annual interest rate of 5.27%. The Series 2006-1 Notes mature on March 20, 2021 and have an annual interest rate of 5.76%. The Series 2007-1 Notes mature on March 20, 2022 and have an interest rate of 5.74%. Annual interest expense on the Notes also includes debt insurer premiums of 0.30% to 0.32% of the outstanding principal amount of the Notes paid to Ambac Assurance Corporation.

Prepayment. Subject to a yield maintenance premium, the Notes may be prepaid.

Security. The Notes are secured by a lien on all of the property owned by the Master Trust Issuers. Currently there are 715 pledged assets securing the Notes. The agreement permits substitution of real estate collateral from time to time subject to certain conditions.

Events of Default. An event of default will occur if the Master Trust Issuers fail to pay interest on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. In addition, if at any time the cash flow coverage ratio is less than 1.25, excess cash will be deposited into a reserve account to be used for payments to be made pursuant to the Notes, to the extent there is a shortfall. As of December 31, 2012, we were in compliance with all such covenants.

CMBS

We have entered into 28 CMBS loans, which as of December 31, 2012 had an aggregate outstanding principal balance of $1.01 billion (before unamortized debt discounts) and are secured by properties with an aggregate gross investment value in excess of $1.79 billion. As of December 31, 2012, the CMBS loans had a weighted average annual interest rate of 6.22% and a weighted average maturity of 3.5 years. The CMBS loans are secured by mortgages on the leased property and related assets and, beyond that, are non-recourse to us except for customary non-recourse carve-outs which are guaranteed by Spirit Realty Capital, Inc. Twelve of our CMBS loans, representing 1.6% of our total mortgage debt or 3.1% of our total CMBS debt, are secured by property leased to United Supermarkets, LLC, and are cross-defaulted and cross-collateralized. As of December 31, 2012, these 12 loans had an aggregate outstanding principal balance of approximately $31.2 million (before unamortized debt discounts) and each had an annual interest rate of 5.4%. None of our other CMBS loans include cross-default provisions. Two of our significant CMBS loans are described below.

CMBS Loan Secured by Shopko Properties

General Overview. The 112 properties leased to Shopko pursuant to a master lease among Spirit SPE Portfolio 2006-1, LLC, Spirit SPE Portfolio 2006-2, LLC and Shopko, dated as of May 31, 2006, are subject to senior mortgage debt with an original principal amount of $545.7 million. The debt has been divided into six separate notes which have been securitized.

Maturity and Interest. The loan has a maturity date of June 5, 2016 and bears interest at an annual rate of 6.59%. The loan requires monthly payments of principal and interest of $3.5 million.

Security. The loan is secured by a first priority lien on all of the property owned by Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, all of the reserve accounts established by the loan documents, the rents and all personal property of Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC. Currently there are 112 properties securing the loan.

Prepayment. The loan may be voluntarily defeased in whole, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to April 5, 2016, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The loan agreement contains customary events of default, including the non-payment of principal or interest, default in compliance with the covenants contained in the documents evidencing the loan and bankruptcy or other insolvency events. Under our loan agreement we have a number of borrower covenants including quarterly and annual financial reporting requirements (disclosing, among other things, a calculation of the debt service coverage ratio for the preceding 12 month period presented) that are to be provided to the lender and certified by an officer of us. We are required to pay any taxes and other charges levied or assessed or imposed against our properties. We are required to obtain and maintain, in full force, certain insurance policies for ourselves and our properties. We are also required to be in compliance in all material respects with all applicable environmental laws. Without lender consent or the satisfaction of specified conditions, we are restricted from any modification of the loan agreement or property substitutions.

Cash Management. All rents and other amounts paid to the borrower under the Shopko lease must be deposited into an account (the “Shopko Property Account”), controlled by the lender. Provided that no Shopko Triggering Event (as defined below) has occurred and is continuing, all available funds in the Shopko Property Account may be disbursed to the borrower. From and after the occurrence of a Shopko Triggering Event, which is defined as the earlier to occur of: (1) the date that the lender determines, based on the financial statements delivered to the lender, that Shopko’s EBITDAR ratio, as determined under the loan agreement, for the immediately preceding 12 month period is less than or equal to 1.15:1.00; (2) an uncured monetary event of default under the Shopko lease; or (3) an event of default under the loan, funds sufficient to pay the following month’s tax, insurance, replacement reserve and ground rent deposits shall be withheld by the lender. In addition, if (a) Shopko’s EBITDAR ratio is less than 1.10:1.00 but greater than 1.00:1.00, then 50% of all excess cash otherwise available for release to the borrower shall be withheld by the lender and (b) Shopko’s EBITDAR ratio is less than or equal to 1.00:1.00, then 100% of all excess cash otherwise available for release to the borrower shall be withheld by the lender. As of December 31, 2012, no Shopko Triggering Event has occurred.

CMBS Loan Secured by 84 Lumber Properties

General Overview. The 109 properties leased to 84 Properties, LLC pursuant to a master lease between Spirit SPE Portfolio 2007-2, LLC and 84 Properties, LLC, dated as of April 27, 2007, as amended, and a master sublease between 84 Properties, LLC, as sublandlord, and 84 Lumber Company, as subtenant, dated April 27, 2007, as amended, are subject to senior mortgage debt with an original principal amount of $150.0 million.

Maturity and Interest. The loan has a maturity date of May 5, 2017 and bears interest at an annual rate of 6.17%. The loan requires monthly payments of principal and interest of $0.9 million.

Security. The loan is secured by a first priority lien on all of the property owned by Spirit SPE Portfolio 2007-2, LLC, all of the reserve accounts established by the loan documents, the rents and all personal property of Spirit SPE Portfolio 2007-2, LLC. As of December 31, 2012, there were 109 properties securing the loan. Subject to receiving approval from us and the lender whose loan is secured by our 84 Lumber properties, our master lease with 84 Lumber permits 84 Lumber to remove properties from the lease and replace them with different 84 Lumber properties of like kind and quality and of equal or greater appraised value. Under the terms of the master lease, property substitutions may not change the timing or amount of 84 Lumber’s financial obligations to us. Pursuant to an amendment to the 84 Lumber CMBS loan agreement, as amended (the “84 Lumber Loan Agreement”), we received lender consent to allow 84 Lumber to substitute, subject to certain terms and conditions, 14 vacant and/or underperforming properties with 22 properties that have an aggregate property-level profitability equal to or greater than that of the properties being removed. The substitution increased the number of properties included in the master lease from 101 to 109. In connection with this property substitution, the 84 Lumber Loan Agreement required us to deposit $8 million of additional cash collateral with the lender to be held in an additional collateral account (the “ACA”), and to be applied, at the lender’s discretion, towards the reduction of the outstanding principal balance of the loan. We have the right to replace the cash collateral with a letter of credit upon thirty days prior notice to the lender, and, upon receipt of such letter of credit, the lender must return the cash collateral to us. This property substitution and deposit of additional collateral was completed on July 3, 2012.

Prepayment. The loan may be voluntarily defeased in whole, subject to satisfaction of customary defeasance requirements in effect for a prepayment prior to March 5, 2017, at which time the loan may be voluntarily prepaid without penalty or premium.

Events of Default. The 84 Lumber Loan Agreement contains customary events of default, including the non-payment of principal or interest, default in compliance with the covenants contained in the documents evidencing the loan and bankruptcy or other insolvency events. Under the 84 Lumber Loan Agreement we have a number of borrower covenants including quarterly and annual financial reporting requirements (disclosing, among other things, a calculation of the debt service coverage ratio for the preceding 12 month period presented) that are to be provided to the lender and certified by an officer of our company. We are required to pay any taxes and other charges levied or assessed or imposed against our properties. We are required to obtain and maintain, in full force, certain insurance policies for ourselves and our properties. We are also required to be in compliance in all material respects with all applicable environmental laws. Without lender consent or the satisfaction of specified conditions, we are restricted from any modification of the 84 Lumber Loan Agreement or property substitutions.

Cash Management. All rents and other amounts paid to the borrower under the 84 Lumber lease must be deposited into an account (the “84 Lumber Property Account”), controlled by the lender. Provided that no 84 Lumber Triggering Event (as defined below) has occurred and is continuing, all excess funds in the 84 Lumber Property Account may be disbursed to the borrower. From and after the occurrence of an 84 Lumber Triggering Event, which is defined as the earlier to occur of: (1) the date that the lender determines, based on the financial statements delivered to the lender, that the 12-month EBITDAR ratio for 84 Lumber is less than or equal to 1.25:1.00; (2) an uncured monetary event of default under the 84 Lumber lease; or (3) an event of default under the loan, funds sufficient to pay the following month’s tax and insurance deposits shall be withheld by Lender.

In addition, in connection with the property substitution described above, an amendment to the 84 Lumber Loan Agreement added a cash sweep triggering event, (“CSTE”), requiring the EBITDAR ratio for 84 Lumber to be greater than or equal to 2.50:1.00. The 84 Lumber Loan Agreement states that a CSTE will not be deemed to have occurred prior to July 4, 2013. During any CSTE, the lender may retain all excess funds on deposit to be held in the ACA. Notwithstanding the foregoing, excess funds on deposit will be disbursed to us if all of the following conditions are met: (1) the EBITDAR ratio for 84 Lumber is greater than or equal to 1.25:1.00; (2) an event of default is not continuing under the 84 Lumber Loan Agreement; (3) our long-term debt is rated at or above “BB” by S&P and “Ba2” by Moody’s; and (4) all disbursed excess funds are guaranteed by us. If at any time during a CSTE (1), (2) or (3) above are not satisfied, we must deposit all such excess funds collected to date in the ACA.

As of the end of one quarter in 2011, an 84 Lumber Triggering Event, due to a 12-month EBITDAR ratio of less than 1.25:1.00, occurred which required 84 Lumber, pursuant to the master lease, to remit the required monthly tax and insurance deposits along with the monthly rent into the 84 Lumber Property Account. The tax and insurance portion of the monthly deposit (which was approximately $0.2 million per month) was then forwarded to an account held by the lender in reserve to pay the taxes and insurance as they came due and the excess funds in the 84 Lumber Property Account were forwarded to the borrower. However, pursuant to the terms of a July 2012 amendment to the 84 Lumber Loan Agreement, the 84 Lumber Triggering Event was cured.

Contractual Obligations

The following table provides information with respect to our commitments as of December 31, 2012, the table does not reflect available debt extensions:

	Payment due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year (2013)	1 - 3 years (2014 - 2015)	3 - 5 years (2016 - 2017)	More than 5 years (after 2017)
Long-Term Debt—Principal	$1,944,334	$43,517	$219,782	$889,641	$791,394
Long-Term Debt—Interest(1)	600,857	114,119	216,941	130,624	139,173
Acquisition and Capital Improvements	7,969	7,969	—	—	—
Operating Lease Obligations	26,245	1,510	3,187	3,379	18,169

Total	$2,579,405	$167,115	$439,910	$1,023,644	$948,736

(1)	Projects variable-rate interest based on the variable rates in effect as of December 31, 2012.

We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

Redemption of Series A Preferred Stock

On December 20, 2012, we elected to redeem all 125 shares of our $0.01 par value Series A Cumulative Non-Voting Preferred Stock for a redemption price of $1,112.50 per share. The redemption price includes an amount equal to the stated value, plus any accrued and unpaid dividends, plus a redemption premium.

Distribution Policy

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

Cash Flows

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

As of December 31, 2012, we had $73.6 million of cash and cash equivalents as compared to $49.5 million as of December 31, 2011.

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $17.4 million to $111.8 million for the year ended December 31, 2012 as compared to $94.4 million for the same period in 2011. The increase was primarily attributable to an increase in rental revenues as a result of property acquisitions and scheduled rent escalations offset by higher general and administrative expenses related to the IPO.

Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $109.3 million for the year ended December 31, 2012 as compared to $23.7 million for the same period in 2011. The increase in cash used in investing activities included $167.5 million to fund the acquisition of 91 properties and invest in four unsecured notes. These investing uses were partially offset by cash proceeds of $46.0 million from the disposition of 41 properties, collections of principal on loans receivable totaling $17.3 million and transfers of sales proceeds to restricted cash accounts. Our property sales are typically comprised of non-performing or underperforming properties in addition to selected properties that are no longer consistent with our investment strategy. Sales proceeds are commonly redeployed to fund new acquisitions. Collections of principal on loans receivable in 2012 include unscheduled paydowns; accordingly, scheduled principal collections in future periods will be lower. Cash used in investing activities during 2011 was primarily attributable to $30.0 million to fund the acquisition of 27 properties, $6.6 million for capital expenditures and $7.1 million of sales proceeds transferred to restricted cash accounts and held as collateral under our master trust facility. These uses were offset by cash proceeds of $15.2 million from the disposition of 27 real estate properties and $4.8 million from collection of principal on loans receivable.

Our net cash used in financing activities is generally impacted by our borrowings. On September 25, 2012, we completed the IPO and on October 1, 2012 our underwriters exercised their option to purchase additional shares in full. Net cash provided by financing activities increased by $131.1 million to $21.6 million for the year ended December 31, 2012 as compared to cash used of $109.5 million for the same period in 2011. Net proceeds provided from issuance of our common stock including the overallotment totaled $457.1 million. We used $399.0 million to pay off our then outstanding TLB. During the year ended December 31, 2012, we used $10.7 million to obtain lender consents in connection with the IPO and placed an additional $19.6 million into restricted cash accounts as reserves for certain lenders. In addition, we borrowed $44.2 million to finance portions of certain acquisitions and repaid $46.9 million of our mortgage and notes payable. During the twelve months ended December 31, 2011, cash used in financing activities was primarily due to the $70.0 million repurchase of the Term Note and $38.6 million repayment of our mortgage and notes payable.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

As of December 31, 2011, we had $49.5 million of cash and cash equivalents as compared to $88.3 million as of December 31, 2010.

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $5.0 million to $94.4 million for the year ended December 31, 2011 as compared to $89.4 million for the same period in 2010. The increase was primarily attributable to lower overall expenses in 2011, partially offset by a reduction in lease termination income and interest income recognized in 2010.

Our net cash used in investing activities is generally used to fund property acquisitions, investments in loans receivable and, to a limited extent, capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $23.7 million for the year ended December 31, 2011 as compared to $70.2 million of cash provided by investing activities for the same period in 2010. The increase in cash used in investing activities during 2011 was primarily attributable to the acquisition of 27 properties and property acquisitions and improvements of $36.6 million, offset by cash proceeds of $15.2 million from the disposition of 27 real estate properties. During 2010, our investing activity primarily related to receipt of cash proceeds of $65.4 million for the sale of five properties, two loans receivable and other assets.

Our net cash used in financing activities is generally impacted by our borrowings. Net cash used in financing activities decreased by $26.8 million to $109.5 million for the year ended December 31, 2011 as compared to $136.3 million for the same period in 2010. This decrease in cash outflow used in financing activities was primarily due to principal repayments of $108.6 million in 2011 offset by $11.4 million of additional borrowings compared to $135.9 million of principal repayments in 2010. Additionally, during 2011, we paid a $6.6 million call premium to certain Term Note holders and $3.9 million in distributions to equity owners.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, especially interest rate risk. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally offer leases that provide for payments of base rent with scheduled increases, based on a fixed amount or the lesser of a multiple of the increase in the CPI over a specified period term or fixed percentage and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, where the tenant is responsible for property operating costs and expenses, this tends to reduce our exposure to rising property operating costs due to inflation.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable-rate debt in the future, including amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

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

The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of December 31, 2012, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). Essentially all of our approximately $1.95 billion principal balance of outstanding mortgages and notes payable as of December 31, 2012 were long-term, fixed-rate obligations. For the year ended December 31, 2012, the weighted average interest rate on our debt, excluding amortization of deferred financing and debt discounts, was approximately 6.12%.

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

The estimated fair values of our fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of December 31, 2012:

	Carrying Value	Estimated Fair Value
	(in thousands)
Mortgages and notes payable	$1,894,878	$2,112,670

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spirit Realty Capital, Inc.

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the accompanying index to financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company reclassified the current and prior period results of operations related to assets sold or classified as held for sale during the year ended December 31, 2012 in accordance with ASC 205-20, Discontinued Operations.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 5, 2013

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets (In Thousands, Except Share and Per Share Data)

	December 31, 2012	December 31, 2011
Assets
Investments:
Real estate investments:
Land and improvements	$1,328,437	$1,297,020
Buildings and improvements	2,036,987	1,975,708

Total real estate investments	3,365,424	3,272,728
Less: accumulated depreciation	(490,938)	(405,426)

	2,874,486	2,867,302
Loans receivable, net	51,862	65,477
Intangible lease assets, net	187,362	204,696
Real estate assets held for sale, net	5,898	9,634

Net investments	3,119,608	3,147,109
Cash and cash equivalents	73,568	49,536
Deferred costs and other assets, net	54,501	34,916

Total assets	$3,247,677	$3,231,561

Liabilities and stockholders’ equity
Liabilities:
Term note payable, net	$—	$725,735
Mortgages and notes payable, net	1,894,878	1,901,411
Intangible lease liabilities, net	45,603	46,221
Accounts payable, accrued expenses and other liabilities	53,753	31,834

Total liabilities	1,994,234	2,705,201

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Series A Cumulative Preferred Stock, $0.01 par value per share, 20 million shares authorized, zero and 125 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	84
Common stock, $0.01 par value per share, 100 million shares authorized, 84,851,515 and 25,863,976 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	849	259
Capital in excess of par value	1,828,399	1,004,065
Accumulated deficit	(575,034)	(470,496)
Accumulated other comprehensive loss	(771)	(7,552)

Total stockholders’ equity	1,253,443	526,360

Total liabilities and stockholders’ equity	$3,247,677	$3,231,561

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations (In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rentals	$276,145	$265,107	$264,512
Interest income on loans receivable	5,696	6,772	9,572
Interest income and other	860	817	14,476

Total revenues	282,701	272,696	288,560

Expenses:
General and administrative	37,329	28,278	19,595
Litigation	—	151	22,282
Property costs	5,279	4,787	2,688
Interest	156,864	169,888	173,054
Depreciation and amortization	110,603	109,001	109,240
Impairments	9,887	9,578	20,426

Total expenses	319,962	321,683	347,285
Loss from continuing operations before other income (expense) and income tax expense (benefit)	(37,261)	(48,987)	(58,725)

Other income (expense):
Loss on debt extinguishment	(32,522)	—	—
Gain on debt repurchases	—	—	9,455
Loss on sale of loans receivable	—	—	(12,565)

Total other income (expense)	(32,522)	—	(3,110)

Loss from continuing operations before income tax expense (benefit)	(69,783)	(48,987)	(61,835)
Income tax expense (benefit)	504	(60)	239

Loss from continuing operations	(70,287)	(48,927)	(62,074)

Discontinued operations:
Loss from discontinued operations	(2,597)	(12,200)	(24,072)
Net loss on dispositions of assets	(3,349)	(2,736)	(391)

Loss from discontinued operations	(5,946)	(14,936)	(24,463)

Net loss	(76,233)	(63,863)	(86,537)
Less: distributions paid to preferred stockholders	(63)	(16)	(15)

Net loss attributable to common stockholders	$(76,296)	$(63,879)	$(86,552)

Net loss per share of common stock—basic and diluted
Continuing operations	$(1.70)	$(1.89)	$(2.40)
Discontinued operations	(0.15)	(0.58)	(0.95)

Net loss	$(1.85)	$(2.47)	$(3.35)

Weighted average number of shares of common stock outstanding:
Basic and diluted	41,277,353	25,863,976	25,863,976

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Loss

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(76,233)	$(63,863)	$(86,537)
Other comprehensive income (loss):
Change in net unrealized (losses) gains on cash flow hedges	(902)	(816)	225
Net cash flow hedge losses reclassified to operations	7,683	4,823	6,749

Total comprehensive loss	$(69,452)	$(59,856)	$(79,563)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Data)

	Series A Cumulative Preferred Shares	Series A Cumulative Preferred Value	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2009	125	$84	25,863,976	$259	$1,004,171	$(316,302)	$(18,533)	$669,679
Net loss	—	—	—	—	—	(86,537)	—	(86,537)
Other comprehensive income	—	—	—	—	—	—	6,974	6,974
Dividends paid on preferred stock	—	—	—	—	—	(15)	—	(15)

Balances, December 31, 2010	125	84	25,863,976	259	1,004,171	$(402,854)	(11,559)	590,101
Net loss	—	—	—	—	—	(63,863)	—	(63,863)
Other comprehensive income	—	—	—	—	—	—	4,007	4,007
Dividends declared or paid to equity owners	—	—	—	—	(106)	(3,763)	—	(3,869)
Dividends paid on preferred stock	—	—	—	—	—	(16)	—	(16)

Balances, December 31, 2011	125	84	25,863,976	259	1,004,065	(470,496)	(7,552)	526,360
Net loss	—	—	—	—	—	(76,233)	—	(76,233)
Other comprehensive income	—	—	—	—	—	—	6,781	6,781
Issuance of common stock	—	—	33,350,000	334	454,980	—	—	455,314
Issuance of common stock for TLC debt conversion	—	—	24,245,278	242	363,437	—	—	363,679
Issuance of restricted common stock	—	—	1,392,261	14	(14)	—	—	—
Preferred stock redemption	(125)	(84)	—	—	—	(55)	—	(139)
Dividends declared on common stock	—	—	—	—	—	(28,242)	—	(28,242)
Stock-based compensation expense	—	—	—	—	5,931	—	—	5,931
Dividends paid on preferred stock	—	—	—	—	—	(8)	—	(8)

Balances, December 31, 2012	—	$—	84,851,515	$849	$1,828,399	$(575,034)	$(771)	$1,253,443

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows (In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(76,233)	$(63,863)	$(86,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,100	111,870	113,648
Impairments	13,552	22,232	44,753
Amortization of deferred financing costs	2,819	4,198	4,728
Amortization of interest rate hedge losses and other derivative losses	11,465	5,828	6,749
Amortization of debt discounts	10,900	14,605	10,112
Stock-based compensation	5,931	—	—
Loss on debt extinguishment	32,522	—	—
Gain on debt repurchases	—	—	(9,455)
Losses on dispositions of real estate and other assets, net	3,529	2,736	12,956
Non-cash revenue	(3,283)	(2,333)	(2,336)
Other	216	(140)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	418	(42)	(2,683)
Accounts payable, accrued expenses and other liabilities	(2,163)	(664)	(2,538)

Net cash provided by operating activities	111,773	94,427	89,397

Investing activities
Acquisitions/improvements of real estate	(163,779)	(36,643)	—
Investments in loans receivable	(3,743)	—	(3,682)
Collections of principal on loans receivable	17,343	4,828	7,116
Proceeds from dispositions of real estate and other assets	45,998	15,215	65,401
Transfers of sale proceeds and loan principal collection (to) from restricted account	(5,133)	(7,084)	1,358

Net cash (used in) provided by investing activities	(109,314)	(23,684)	70,193

Financing activities
Borrowings under mortgages and notes payable	44,210	11,400	—
Repayments under mortgages and notes payable	(46,929)	(38,565)	(92,330)
Repurchases of Term Note payable	(398,983)	(70,000)	(43,553)
Deferred financing costs and call premiums paid	(3,436)	(6,999)	(1,217)
Proceeds from issuance of common stock, net of underwriter commissions and offering costs paid of ($43,135 )	457,115	—	—
Deferred offering costs paid	—	(1,509)	—
Consent fees paid to lenders	(10,672)	—	—
Redemption of preferred stock	(139)	—	—
Distributions paid to equity owners	(8)	(3,885)	(15)
Transfers (to) from escrow deposits with lenders	(19,585)	10	794

Net cash provided by (used in) financing activities	21,573	(109,548)	(136,321)

Net increase (decrease) in cash and cash equivalents	24,032	(38,805)	23,269
Cash and cash equivalents, beginning of period	49,536	88,341	65,072

Cash and cash equivalents, end of period	$73,568	$49,536	$88,341

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements December 31, 2012

1. Organization and Summary of Significant Accounting Policies:

Company Organization and Operations

Spirit Realty Capital, Inc. is a Maryland corporation incorporated on August 14, 2003. References in this annual report to “Spirit Realty Capital,” the “Company,” “we,” “our,” and “us” are to Spirit Realty Capital, Inc. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 10, 2012, the Company paid a stock dividend (that is treated akin to a stock split for accounting purposes) to existing stockholders of the 200 shares of common stock of the Company whereby the existing stockholders received a stock dividend of 129,318.88 shares of common stock for each share of common stock of the Company. All references in the audited consolidated financial statements to the number of shares of common stock and related per share amounts retroactively reflect the effect of the stock dividend for all periods presented.

On September 25, 2012, the Company completed its initial public offering (the “IPO”) of 29.0 million shares of common stock. On October 1, 2012, the underwriters exercised their option to purchase additional shares in full and the Company issued an additional 4.4 million shares.

Concurrently with the completion of the IPO, the Company issued shares of its common stock to extinguish $330 million of the Term Note indebtedness (the “TLC debt conversion”) (see Note 4). In addition, equity awards in the form of restricted stock were granted to certain directors, executive officers and other employees of the Company (see Note 13).

The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Operating Partnership”), which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of the Company’s wholly-owned subsidiaries, is the sole general partner and owns 1.0% of the Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Operating Partnership. Although the Operating Partnership is wholly-owned directly and indirectly by the Company, in the future, the Company could agree to issue equity interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at the Company’s election, shares of its common stock at specified ratios set when equity interests in the Operating Partnership are issued.

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

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of Spirit Realty Capital and consolidated subsidiaries have been prepared on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of Spirit Realty Capital and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Spirit Realty Capital has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 4). As a result, the vast majority of the Company’s consolidated assets are held in these wholly-owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of the special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At December 31, 2012 and 2011, assets totaling $3.0 billion and $3.1 billion, respectively, were held, and liabilities totaling $2.0 billion and $1.9 billion, respectively, were owed by these special purpose entities and are included in the accompanying consolidated balance sheets.

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

Real Estate Investments

Carrying Value of Real Estate Investments—The Company’s real estate properties are recorded at cost and depreciated using the straight-line method over the estimated remaining useful lives of the properties, which generally range from 20 to 50 years for buildings and improvements and is 15 years for land improvements. Portfolio assets classified as “held for sale” are not depreciated. The Company allocates the purchase price of real estate properties to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, management uses a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities. Properties classified as “held for sale” are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.

Purchase Accounting and Acquisition of Real Estate—When acquiring a property for investment purposes, Spirit allocates the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, Spirit allocates the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Transaction costs related to these acquisitions are expensed in the period incurred. In making estimates of fair values for this purpose, Spirit uses a number of sources, including independent appraisals and information obtained about each property as a result of Spirit’s pre-acquisition due diligence and its marketing and leasing activities.

Lease Intangibles—Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on management’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, taking into consideration current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease and included in amortization expense. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and management’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangibles is immediately recognized in the Company’s consolidated statements of operations.

Impairment—The Company reviews its real estate investments and related lease intangibles periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value. Estimating future cash flows and fair values are highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.

Revenue Recognition—The Company leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. Lease origination fees are deferred and amortized over the related lease term as an adjustment to rental revenue. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Accordingly, the accompanying consolidated statements of operations do not reflect these tenant-funded costs.

The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that provide for specific contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases. The accrued rental revenue representing this straight-line adjustment is subject to an evaluation for collectability, and the Company records a provision for losses against rental revenues if collectability of these future rents is not reasonably assured. Leases that have contingent rent escalators indexed to future increases in the Consumer Price Index (“CPI”) may adjust over a one-year period or over multiple-year periods. Generally, these escalators increase rent at the lesser of (a) 1 to 1.25 times the increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have occurred.

Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.

The Company suspends revenue recognition if the collectability of amounts due pursuant to a lease is not reasonably assured or if the tenant’s monthly lease payments become more than 60 days past due, whichever is earlier.

Lease termination fees are included in “interest income and other” on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met and the tenant no longer occupies the property. The Company recorded lease termination fees of $0.5 million, zero and $13.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Allowance for Doubtful Accounts—The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $3.6 million and $5.1 million at December 31, 2012 and 2011, respectively, against accounts receivable balances of $7.6 million and $11.3 million, respectively. Uncollected accounts receivable are written off against the allowance when all possible means of collection have been exhausted. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company established a provision for losses of $15.3 million and $12.9 million at December 31, 2012 and 2011, respectively, against accrued rental revenue receivables of $22.7 million and $18.4 million, respectively, based on management’s estimates of uncollectible receivables and management’s assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.

Loans Receivable

The Company holds its loans receivable for long-term investment. Mortgage loans are secured by single-tenant, operationally essential real estate. Equipment loans are secured by equipment used by tenants of properties owned or financed by the Company. The loans are carried at amortized cost, including related unamortized premiums.

Revenue Recognition—Interest income on mortgage and equipment loans receivable is recognized using the effective interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the terms of the related loans using the effective interest method. A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of December 31, 2012, two mortgages and one note were placed on nonaccrual status and have been fully reserved.

Impairment and Provision for Loan Losses—The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. The allowance for loan losses was $5.1 million and $5.3 million at December 31, 2012 and 2011, respectively, which includes the effects of (recoveries) and write-offs of loans against the allowance of $(0.2) million and $1.4 million during the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments.

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $34.7 million and $10.0 million at December 31, 2012 and 2011, respectively, in deferred costs and other assets in the accompanying consolidated balance sheets. Included in the balance at December 31, 2012 was approximately $9.7 million in restricted cash deposited to secure lenders consents to the IPO. These cash balances are restricted as to use under certain of the Company’s debt agreements. In addition, the Company deposited $8.0 million in a collateral account with one of its lenders which may be applied, at the lender’s discretion, towards a reduction of the outstanding principal balance of the related loan. The Company has the right to replace this cash collateral with a letter of credit. During the fourth quarter, the Company advanced $1.1 million to a lender as additional collateral related to a note obligation, which matured in December 2012 (see Note 4).

Accounting for Derivative Financial Instruments and Hedging Activities

The Company utilizes derivative instruments such as interest rate swaps and caps for purposes of hedging exposures to fluctuations in interest rates associated with certain of its financing transactions. At the inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future.

The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. For derivatives designated as cash flow hedges, the effective portions of the corresponding change in fair value of the derivatives are recorded in accumulated other comprehensive loss within stockholders’ equity. Changes in fair value reported in other comprehensive loss are reclassified to operations in the period in which operations are affected by the underlying hedged transaction. Any ineffective portions of the change in fair value are recognized immediately in general and administrative expense. The amounts paid or received on the hedge are recognized as adjustments to interest expense (see Note 5).

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes and to federal income tax and excise tax on its undistributed income. Franchise taxes are included in general and administrative expenses on the accompanying consolidated statements of operations. Taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary is subject to federal, state, and local taxes, which are not material.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of common stock for all potentially dilutive common shares outstanding during the reporting period.

Unaudited Interim Information

The consolidated quarterly financial data in Note 15 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.

2. Investments

At December 31, 2012 and 2011, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $3.65 billion and $3.58 billion, respectively, representing 1,207 and 1,153, respectively, owned or financed properties that are geographically dispersed throughout 47 states. Investments in only one state, Wisconsin (at 11%), accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At December 31, 2012 and 2011, respectively, the Company’s gross investment portfolio was comprised of 1,122 and 1,064 owned properties with approximately $3.60 billion and $3.52 billion of gross investment, 85 and 89 properties securing mortgage loans receivable with aggregate carrying amounts of $40.1 million and $50.5 million, respectively and other loans receivable with aggregate carrying amounts of $11.8 million and $15.0 million, respectively.

During the years ended December 31, 2012 and 2011, the Company had the following gross real estate and loan activity (dollars in thousands):

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
Balance, December 31, 2010	1,161	$3,610,834
Acquisitions/improvements and loan originations	27	37,347
Dispositions of real estate(b)(d) (Note 11)	(33)	(37,704)
Principal payments and payoffs	(1)	(4,828)
Impairments	—	(22,520)
Loan premium amortization and other(c)	(1)	(259)

Balance, December 31, 2011	1,153	3,582,870
Acquisitions/improvements and loan originations	91	167,410
Dispositions of real estate(b) (Note 11)	(41)	(62,750)
Principal payments and payoffs	(4)	(17,343)
Impairments	—	(14,788)
Loan premium amortization and other(c)	8	(474)

Balance, December 31, 2012	1,207	$3,654,925

(a)	The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable.
(b)	The total accumulated depreciation and amortization associated with dispositions of real estate was $10.3 million and $7.1 million for the years ended December 31, 2012 and 2011, respectively.
(c)	In 2012 and 2011, properties leased to a tenant were exchanged in a nonmonetary transaction that lacked commercial substance for other properties of equivalent value with the same tenant. As a result, the dollar amount of investments remains unchanged, while the number of properties owned has increased.

(d)	In 2011, six properties with a net book value of $11.8 million were transferred to the lender pursuant to a consensual, non-cash settlement of $12.4 million of debt (see Note 12)

The following table shows information regarding the diversification of the Company’s total investment portfolio among the different industries in which its customers operate as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Number of Properties Owned or Financed	Dollar Amount of Investments(a)	Percentage of Total Dollar Amount of Investments	Number of Properties Owned or Financed	Dollar Amount of Investments (a)	Percentage of Total Dollar Amount of Investments
General and discount retail properties	181	$1,044,442	29%	181	$1,041,836	29%
Restaurants	569	717,902	20	553	713,379	20
Specialty retail properties	48	331,371	9	43	293,129	8
Lumber suppliers	110	257,285	7	102	257,285	7
Movie theaters	23	250,417	7	23	250,992	7
Automotive dealers, parts and service properties	102	207,561	6	107	216,019	6
Industrial suppliers	26	180,051	5	28	199,044	6
Educational properties	22	154,247	4	22	154,011	4
Recreational properties	8	117,239	3	7	116,038	3
Medical/other office properties	11	86,924	2	2	48,362	1
Supermarkets	20	73,700	2	20	73,700	2
Convenience stores/car washes	32	70,024	2	8	53,088	1
Distribution properties	37	57,207	1	39	59,432	2
Interstate travel plazas	3	40,501	1	3	40,501	1
Health clubs/gyms	5	35,859	*	5	35,859	1
Drugstores	9	22,710	*	9	22,710	*
Call centers	1	7,485	*	1	7,485	*

Total investments	1,207	$3,654,925	100%	1,153	$3,582,870	100%

(a)	The dollar amount of investments includes the gross investment in land, buildings, and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable.
*	Less than 1%

Real Estate Investments

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At December 31, 2012, 14 of the Company’s properties were vacant, not subject to a lease and were in the Company’s possession; five of these properties were held for sale. At December 31, 2011, 17 properties were vacant, not subject to a lease and were in the Company’s possession; three of these properties were held for sale.

Scheduled minimum future rentals to be received under the remaining non-cancelable term of the operating leases at December 31, 2012 (including realized rent increases occurring after January 1, 2013) are as follows (in thousands):

December 31, 2012
2013	$281,429
2014	280,111
2015	274,505
2016	271,125
2017	268,777
Thereafter	1,864,036

Total future minimum rentals	$3,239,983

Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI.

Certain of the Company’s leases contain tenant purchase options. Most of these options are at or above fair market value at the time the option is exercisable, and none of these purchase options represent bargain purchase options under GAAP.

Loans Receivable

At December 31, 2012 and 2011, the Company held a total of 81 and 83, respectively, first-priority mortgage loans (representing loans to six borrowers) that had aggregate carrying amounts of $40.1 million and $50.5 million, respectively, (including unamortized premium of $1.1 million and $1.3 million, respectively). These loans, which are secured by single-tenant commercial properties, generally provide for monthly payments of principal and interest and may provide for scheduled increases in interest rates over the term of the loans. At December 31, 2012 and 2011, the Company also held other loans aggregating $11.8 million and $15.0 million, respectively (including unamortized premium of $0.0 million and $0.1 million, respectively). These loans are secured by equipment used in the operation of certain real estate properties owned by the Company or are unsecured.

Real Estate Assets Held for Sale

The following table shows the activity in real estate assets held for sale for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2010	3	$2,807
Transfers from real estate investments	24	15,289
Transfers to held and used	(1)	(717)
Sales (Note 11)	(16)	(7,745)

Balance, December 31, 2011	10	9,634
Transfers from real estate investments	26	27,364
Sales (Note 11)	(29)	(31,100)

Balance, December 31, 2012	7	$5,898

Impairments

The following table summarizes total impairment losses recognized for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Real estate and intangible asset impairment	$10,923	$18,992	$37,497
Write-off of lease intangibles due to lease terminations	2,809	41	5,698
Loan receivable (recovery)/impairment	(180)	3,100	1,520
Other impairment	—	99	38

Total impairment loss – continuing and discontinued operations	$13,552	$22,232	$44,753

3. Lease Intangibles, Net

The following details lease intangible assets and liabilities, net of accumulated amortization, at December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
In-place leases	$271,392	$272,854
Above-market leases	21,139	19,914
Less: accumulated amortization	(105,169)	(88,072)

Intangible lease assets, net	$187,362	$204,696

Below-market leases	$61,938	$59,581
Less: accumulated amortization	(16,335)	(13,360)

Intangible lease liabilities, net	$45,603	$46,221

In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was approximately $1.3 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively. The value of in-place leases amortized to expense was $18.0 million and $18.1 million for the years ended December 31, 2012 and 2011, respectively.

Based on the balance of the intangible assets and liabilities at December 31, 2012, the net aggregate amortization expense for the next five years is expected to be as follows: $16.3 million in 2013, $15.8 million in 2014, $14.7 million in 2015, $14.4 million in 2016 and $13.9 million in 2017. The amortization of in-place leases is classified within depreciation and amortization expense, while the amortization of above- and below-market leases is classified within rental revenue. The weighted-average remaining amortization period of the lease intangibles is approximately 11.1 years.

4. Debt

Secured Revolving Credit Facility

In September 2012, the Operating Partnership entered into a secured revolving credit facility (the “credit facility”) allowing borrowings of up to $100 million and providing for a maximum additional loan commitment of $50 million, subject to the satisfaction of specified requirements and obtaining additional commitments from lenders. The amount available to borrow under the credit facility, and the Company’s ability to request issuances of letters of credit, will be subject to the Operating Partnership’s maintenance of a minimum ratio of the total value of the unencumbered properties to the outstanding credit facility obligations of 1.75:1.00. Since entering into the credit facility and as of December 31, 2012, no borrowings were outstanding under the credit facility.

The initial term expires on September 25, 2015 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The credit facility bears interest, at the Company’s option, of either (i) the “Alternate Base Rate” (as defined in the credit agreement) plus 2.50% to 3.50%; or (ii) LIBOR plus 3.50% to 4.50%, depending on our leverage ratio. As of December 31, 2012 and until the first compliance certificate is delivered and approved, interest will be determined based on the highest leverage ratio. The Company is also required to pay a quarterly fee on the unused portion of the credit facility at a rate of between 0.30% and 0.40% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. For the year ended December 31, 2012, the Company paid non utilization fees of $0.1 million.

As a result of entering into the credit facility, the Company incurred costs of $2.3 million which have been deferred and are included in deferred costs and other assets, net on the accompanying consolidated balance sheet. These costs are being amortized to interest expense over the remaining initial term of the credit facility.

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

As of December 31, 2012, the Company was in compliance with all financial covenants on the Credit Facility.

Pursuant to the terms of the credit facility, our distributions may not exceed the greater of (1) 100% of our funds from operations (“FFO”) as defined or (2) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). Spirit Realty Capital guarantees the Operating Partnership’s obligations under the credit facility and, to the extent not prohibited by applicable law, all of our assets and the Operating Partnership’s assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the credit facility.

Term Note Payable

Prior to the completion of the IPO on September 25, 2012, the Company had $729 million principal balance outstanding of a variable-rate term note payable (the “Term Note”). The Company entered into various interest rate derivative products to hedge the risk of variability in cash flows which were accounted for as cash flow hedges (see Note 5). Pursuant to an amendment to the Term Note credit agreement, the principal balance was separated into two tranches: $399 million of term loan B (“TLB”) and $330 million of term loan C (“TLC”). Pursuant to a conversion agreement (the “Conversion Agreement”) entered into in connection with the amendment to the Term Note credit agreement, holders of TLC granted the Company the option to convert the TLC into our common stock in connection with a qualifying IPO (as defined in the Conversion Agreement). In exchange for this option, the Company paid a call premium fee of $6.6 million to the TLC lenders, which was recorded as debt discount. Additionally, the share settled call option was deemed an embedded derivative and its value reflected as a debt discount and a separate derivative liability. Upon separation and at each reporting period thereafter, the derivative liability was recorded at fair value with any changes in fair value reflected in earnings.

At the completion of the IPO, the Company issued 24.2 million shares of common stock to the TLC lenders at a conversion premium of 10.2%, and used a portion of the proceeds from the IPO to repay the $399 million TLB. As a result, the Company recognized a loss on debt extinguishment of $32.5 million included in other income (expense) and non-cash charges related to the derivative instruments of $8.7 million, of which $8.1 million is reflected in general and administrative expense and $0.6 million in interest expense for the year ended December 31, 2012. The fair value of the embedded derivative liability at the completion of the IPO was $6.6 million and reclassified into stockholders’ equity.

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

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below (dollars in thousands):

	Year Ended December 31,
	2012 Effective Rates(a)	2012	2011
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	6.34%	$111,831	$123,364
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	6.56	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, balloon due 2021	6.58	245,614	252,817
Series 2007-1, Class A amortizing mortgage note, 5.74%, balloon due 2022	6.49	321,650	327,367
Secured fixed-rate amortizing mortgage notes payable:
5.90% note, balloon due 2012(b)	11.99	7,755	7,817
6.25% note, balloon due 2013(c)	N/A	—	5,090
5.40% notes, balloons due 2014	7.41	31,165	31,837
5.26%–5.62% notes, balloons due 2015	6.98–7.41	102,766	104,927
5.04%–8.39% notes, balloons due 2016	6.29–9.76	38,652	39,354
6.59% notes, balloons due 2016	7.02-7.19	564,669	573,569
5.85% note, balloon due 2017	7.18	53,414	54,194
6.17% note, balloon due 2017	7.09	143,647	145,561
6.64% note, balloon due 2017	7.44	21,595	21,896
Secured variable-rate, 1-month LIBOR + 3.25% mortgage notes, balloon due 2016(d)(e)	4.59-5.17	16,851	10,497
Secured variable-rate, 1-month LIBOR + 3.50% mortgage note, balloon due 2017(d) (e)	5.07	11,181	—
Secured variable-rate, 3-month LIBOR + 4.25% mortgage note, balloon due 2017(e)	5.86	21,428	—
Unsecured fixed-rate promissory note, 7.00%, due 2021	10.01	1,571	1,690

		1,952,089	1,958,280
Unamortized debt discount		(57,211)	(56,869)

Total mortgages and notes payable		$1,894,878	$1,901,411

(a)	The effective rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums, where applicable, calculated as of December 31, 2012.
(b)	This note matured on December 1, 2012 and was borrowed by a special purpose entity owned by the Company. At the time of the maturity the special purpose entity informed the lender that it would be unable to refinance or sell the property and determined that an orderly transition of the property was required. The lender has provided the special purpose entity a notice of default and has communicated its intent to foreclose on the subject property. The default interest rate on the note is 9.90%.
(c)	This note had a scheduled maturity and balloon payment due in 2013, but was prepaid in the fourth quarter of 2012.
(d)	Maturity dates assume exercise of the Company’s two one-year extension options under the note agreements.
(e)	Variable-rate notes are hedged with an interest rate swap (see Note 5)

As of December 31, 2012, scheduled debt maturities of the Company’s mortgages and notes payable, including balloon payments, during the next five years and thereafter are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total(a)
2013	$43,517	$—	$43,517
2014	46,186	29,761	75,947
2015	47,248	96,587	143,835
2016	40,787	580,673	621,460
2017	34,634	233,547	268,181
Thereafter	115,893	675,501	791,394

	$328,265	$1,616,069	$1,944,334

Balloon payments subsequent to 2017 are as follows: $258.3 million due in 2020, $167.5 million due in 2021 and $249.7 million due in 2022.

(a)	The total excludes the note obligation of $7.8 million that was due in 2012 and referenced in footnote (b) above.

The following table summarizes interest expense on the related borrowings (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense – Term Note payable	$19,925	$26,631	$27,735
Interest expense – credit facility	108	—	—
Interest expense – mortgages and notes payable(a)	119,687	120,592	125,742
Interest expense – other	10	8	109
Amortization of deferred financing costs	2,819	3,599	4,728
Amortization of net losses related to interest rate swap	3,415	4,500	4,714
Amortization of debt discount(b)	10,900	14,558	10,026

Total interest expense	$156,864	$169,888	$173,054

(a)	Includes related hedge expense.
(b)	Interest expense for the first quarter of 2012 was adjusted by a $2.9 million decrease related to the amortization period utilized in 2011 for the debt discount. In the opinion of management, the impact of this adjustment is immaterial to the Company’s 2012 and 2011 results of operations.

Debt discount is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $3.8 million and $5.9 million at December 31, 2012 and December 31, 2011, respectively, and are included in deferred costs and other assets on the accompanying consolidated balance sheets.

In connection with the IPO, the Company sought lender consent for the IPO and other related transactions. In connection with obtaining these consents, the Company incurred consent fees, legal fees and other third-party expenses. These lender consent fees totaled $10.7 million and are recorded in debt discount and amortized to interest expense over the remaining term of the respective notes using the effective interest method. The related legal and other third-party expenses of $4.8 million were incurred during the year ended December 31, 2012 and are included in general and administrative expenses on the accompanying consolidated statements of operations. No such costs were incurred during 2011 and 2010.

5. Derivative and Hedging Activities

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable-rate debt. These derivatives are considered cash flow hedges and are recorded at fair value in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.

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

The Company reclassified $7.7 million, $4.8 million and $6.7 million of net cash flow hedge losses from other comprehensive loss to earnings for the years ended December 31, 2012, 2011 and 2010, respectively. Included in these amounts for the years ended December 31, 2012, 2011 and 2010, respectively, were losses of $4.0 million, $0.3 million and $2.0 million recognized in general and administrative expenses as the originally forecasted hedged transactions associated with the Term Note were no longer probable of occurring.

The net unamortized loss included in accumulated other comprehensive loss related to all derivative instruments at December 31, 2012 totaled $0.8 million. Approximately $0.4 million will be reclassified as an increase to interest expense during the next 12 months.

The Company does not enter into derivative contracts for speculative or trading purposes.

6. Income Taxes

The Company’s total current income tax expense was as follows (in thousands):

	December 31,
	2012	2011	2010
REIT state income tax	$505	$178	$239
REIT state built-in gain tax	—	(238)	—

Total current income tax expense (benefit)	$505	$(60)	$239

The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities were immaterial at December 31, 2012, 2011 and 2010.

To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition, it will be required to pay tax at the highest regular corporate tax rate to the extent of such built-in gain. During 2009, the Company sold an available-for-sale security that was subject to federal and state built-in gain tax of $3.1 million. A refund of $0.2 million of this amount was recorded in 2011 in connection with the filing of the Company’s 2010 tax returns. The Company continues to hold certain real estate assets acquired prior to 2010 with a built-in gain of approximately $472 million. The Company intends to hold these assets beyond the applicable built-in gain recognition period and therefore does not anticipate recognizing the built-in gain tax associated with these assets.

The Company opted to defer the distribution of a portion of its 2010 taxable net income until 2011, which subjected it to a 4% federal excise tax that essentially represents an interest charge on such deferred amount. This deemed interest charge of $0.1 million is included in interest expense for the year ended December 31, 2010, consistent with the Company’s accounting policy.

The Company has net operating loss carryforwards for income tax purposes totaling $63.4 million, $62.9 million, and $62.6 million at December 31, 2012, 2011 and 2010, respectively. These losses, which begin to expire in 2015 through 2032, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations.

The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2009 are no longer subject to examination. Additionally, state tax returns for years prior to 2008 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2012, 2011 or 2010. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

For income tax purposes, dividends paid consist of ordinary income, capital gains, return of capital, or a combination thereof. For the years ended December 31, 2012, 2011 and 2010, preferred dividends paid were characterized for tax as follows (per share):

	Year Ended December 31,
	2012	2011	2010
Ordinary income	$63	$—	$125
Return of capital	1,112	125	—

	$1,175	$125	$125

For the years ended December 31, 2012, 2011 and 2010, common stock dividends were characterized for tax as follows (per share):

	Year Ended December 31,
	2012	2011	2010
Ordinary income	$0.23	$16,972	$—
Return of capital	—	28	—

	$0.23	$17,000	$—

7. Stockholders’ Equity

On December 21, 2012, the Company elected to redeem all 125 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock $0.01 par value (the “Series A Preferred Stock”), for a redemption price of $1,112.50 per share. The redemption price includes an amount equal to the stated value, plus any accrued and unpaid dividends through and including December 31, 2012, plus a redemption premium. The holders of the Series A Preferred Stock were entitled to receive cumulative cash dividends of 12.5% per annum. The Series A Preferred Stock was not convertible into shares of any other class or series of stock. During the years ended December 31, 2012 and 2011, the Company paid dividends on preferred stock of $7,813 and $15,625, respectively.

In connection with the IPO, in September 2012, the Company issued 29.0 million shares of our common stock at $15 per share generating net proceeds of $394.6 million. In October 2012, the underwriters exercised their option to purchase additional shares in full and the Company issued an additional 4.4 million shares at $15 per share generating net proceeds of $60.7 million. In connection with the TLC debt conversion (see Note 4), the Company issued 24.2 million shares of common stock. The Company also granted 1.4 million shares of restricted common stock to certain directors, executive officers and other employees of the Company (see Note 13).

At December 31, 2012 and 2011 there were 84,851,515 shares and 25,863,976 shares, respectively, of the Company’s common stock issued and outstanding.

In December 2012, the Company declared two cash dividends on its common stock. The first dividend of $0.0204 per share is for the period from the completion of the Company’s IPO on September 25, 2012 to the end of the third quarter on September 30, 2012. The second dividend of $0.3125 per share is for the fourth quarter ending December 31, 2012. On January 14, 2013, the Company paid $28.2 million of dividends to stockholders of record on December 31, 2012. During the year ended December 31, 2011, the Company paid total distributions to its equity owners and on preferred stock of $3.9 million. During the year ended December 31, 2011, Spirit Finance Capital Management, LLC, an affiliate, which externally managed the Company between March 2008 through June 2011, paid a liquidating distribution of $0.5 million and the Company paid $3.4 million of dividends; such dividends were primarily attributed to 2010 for tax purposes.

8. Commitments and Contingencies

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims. At December 31, 2012, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

At December 31, 2012, the Company had commitments totaling $8.0 million to make property acquisitions and to fund improvements on properties the Company currently owns. All of these future commitments are expected to be funded by December 31, 2013. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. Based on an ongoing environmental study on one of its properties, the Company’s estimated remediation liability was $0.1 million and $0.3 million at December 31, 2012 and 2011, respectively.

The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company is also a lessee under eight long-term, non-cancelable ground leases under which it is obligated to pay monthly rent. Total rental expense included in property costs amounted to $1.1 million for the year ended December 31, 2012, and $1.0 million for each of the years ended December 31, 2011 and 2010. The majority of the ground leases are subleased to unrelated third parties, and the corresponding rental revenue is recorded in rentals on the accompanying consolidated statements of operations.

The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2013	$1,165	$344	$1,510
2014	1,175	412	1,587
2015	1,177	423	1,600
2016	1,179	474	1,653
2017	1,243	483	1,726
Thereafter	15,221	2,948	18,169

Total	$21,160	$5,084	$26,245

During 2010, six officers of the Company resigned their responsibilities and were no longer employed by the Company. Subsequent to their resignation, the officers filed two lawsuits against the Company, the Company’s former parent, Redford Holdco, LLC (“Redford”) and certain individuals. The Company and other defendants filed counterclaims. In December 2010, a confidential settlement was reached and all litigation was dismissed. The Company’s costs related to defending itself and settling the claims related to this matter totaled $22.3 million through December 31, 2010, which is net of insurance proceeds of $2.0 million.

9. Fair Value Measurements

The Company’s assets and liabilities that are required to be measured at fair value in the Company’s consolidated financial statements are summarized below.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012:
Derivatives:
Interest rate swaps	$(771)	$—	$(771)	$—
December 31, 2011:
Derivatives:
Interest rate cap	$16	$—	$16	$—
Transaction fee embedded derivative	$(2,587)	$—	$—	$(2,587)
Interest rate swap	$(116)	$—	$(116)	$—

The interest rate cap and the interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.

In July 2011, in connection with the Conversion Agreement, the Company recorded a derivative liability of $1.6 million related to the fair value of the 2% alternative transaction fee (see Note 4), which is considered an embedded derivative. The fair value of the embedded derivative is classified as Level 3 of the fair value hierarchy and determined based on a market participant’s view of the Conversion Agreement alternatives and the probability of an IPO occurring. As of December 31, 2011, the fair value of the derivative liability was $2.6 million. On September 25, 2012, the date of the completion of a qualifying IPO and TLC debt conversion, the fair value of the derivative liability was $6.6 million. For the year ended December 31, 2012, the Company recognized a loss of approximately $4.0 million, which is included in general and administrative expenses. Upon the TLC debt conversion, the fair value of the derivative liability was reclassified into stockholders’ equity.

The table below reflects the reconciliation for liabilities measured at fair value on a recurring basis and classified as Level 3 (in thousands):

Derivative Liabilities
Balance, December 31, 2010	$—
Issuance.	$(1,562)
Total losses included in earnings	(1,025)

Balance, December 31, 2011	$(2,587)
Total losses included in earnings	(4,013)

Balance, September 25, 2012	(6,600)
Amount transferred to stockholders’ equity	6,600

Balance, December 31, 2012	$—

Amount of losses included in earnings attributable to the change in unrealized losses related to liabilities still held at the reporting date	$—

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2012 and 2011(in thousands):

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
December 31, 2012:
Long-lived assets held and used	$27,449	$(425)	$—	$—	$27,874	$(7,404)
Lease intangible assets	—	—	—	—	—	(2,680)
Long-lived assets held for sale	4,184	(7,983)	—	—	12,167	(3,648)

						$(13,732)

December 31, 2011:
Long-lived assets held and used	$9,980	$(950)	$—	$—	$10,930	$(11,860)
Other assets	—	—	—	—	—	(105)
Lease intangible assets	113	—	—	—	113	(571)
Long-lived assets held for sale	9,634	(4,935)	—	—	14,569	(6,596)

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the consolidated balance sheets.

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

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and other loans receivable	$51,862	$69,926	$65,477	$64,202
Mortgages and notes payable	1,894,878	2,112,670	1,901,411	1,889,159
Term Note payable	—	—	725,735	663,429

10. Significant Credit and Revenue Concentration

As of December 31, 2012, the Company’s real estate investments are operated by approximately 165 tenants that engage in retail, service and distribution activities across various industries throughout the United States. In February 2012, two of our tenants, Shopko Stores Operating Co., LLC (“Shopko”), and Pamida Stores Operating Co. LLC (“Pamida”), completed a merger. Each tenant operates in the general and discount retailer industry. Rental revenues from the combined company represent 29.4% of our total annual rent (from continuing and discontinued operations) as of December 31, 2012. Prior to the merger, rental revenues under a master lease agreement with Shopko totaled 26.7% and 25.6% of the Company’s total rental revenues (from continuing and discontinued operations) for each of the years ended December 31, 2011 and 2010, respectively. No other tenant contributed 10% or more of the Company’s total annual rent during any of the periods presented.

As of December 31, 2012, the combined properties that are operated by Shopko and Pamida represent approximately 28.4% of the Company’s total investment portfolio. As of the year ended December 31, 2011, the properties operated by Shopko under the master lease represented approximately 25.7% of the Company’s total investment portfolio.

11. Discontinued Operations

Periodically, the Company may sell real estate properties it owns. Gains and losses from any such dispositions of properties and all operations from these properties are required to be reclassified as “discontinued operations” in the consolidated statements of operations, as long as there is no significant continuing involvement in the future cash flows from these properties. As a result of this reporting requirement, each time a property is sold or classified as real estate assets held for sale, the operations of such property previously reported as part of “loss from continuing operations” are reclassified into “discontinued operations.” This presentation has no impact on net loss or cash flow. The net gains or losses from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$3,125	$4,964	$7,300
Expenses:
General and administrative	191	—	82
Property costs	369	1,125	1,628
Interest	—	516	927
Depreciation and amortization	1,497	2,869	4,408
Impairments	3,665	12,654	24,327

Total expenses	5,722	17,164	31,372

Loss from discontinued operations	(2,597)	(12,200)	(24,072)
Net losses on dispositions of real estate (a)	(3,349)	(2,736)	(391)

Total discontinued operations	$(5,946)	$(14,936)	$(24,463)

Number of properties disposed of during period(a)	41	33	5

12. Supplemental Cash Flow Information

Interest paid during the years ended December 31, 2012, 2011 and 2010, totaled $144.0 million, $148.1 million and $155.0 million, respectively. Income and franchise taxes paid, net of refunds, during the years ended December 31, 2012, 2011 and 2010 were $0.7 million, $0.4 million and $3.6 million, respectively. Franchise taxes are included in general and administrative expense in the accompanying consolidated statements of operations.

In December 2012, the Company declared a common stock dividend of $28.2 million, which was paid in January 2013. During the year ended December 31, 2012, the Company reduced its Term Note indebtedness by

$330.0 million through the conversion of its TLC into shares of its common stock. Additionally, the Company repaid $3.5 million of mortgages and notes payable in conjunction with sales of certain real estate properties and paid $0.7 million of real estate acquisition costs accrued for at December 31, 2011. During the year ended December 31, 2011, the Company transferred ownership of six properties with a net book value of $11.8 million to the lender pursuant to a consensual, non-cash settlement of $12.4 million of debt. In addition, during the year ended December 31, 2011, the Company repaid $0.9 million of mortgages and notes payable in conjunction with sales of certain real estate properties and, as of December 31, 2011, had $0.7 million of real estate improvements and $2.4 million of deferred offering costs which had not yet been paid in cash.

13. Employee Benefit Plans

The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to full-time employees who have completed at least six months of service with the Company. The Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately. The matching contributions made by the Company totaled approximately $180,000, $136,000 and $146,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In September 2012, the Company adopted the Incentive Award Plan (the “Plan”) under which we may grant equity incentive awards to eligible employees, directors and other service providers. As of the date of the Plan’s adoption, an aggregate of approximately 3.1 million shares of common stock is available for issuance under the Plan. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan.

Prior to the establishment of the Plan, the Company’s former parent, Redford, granted certain Company executives restricted non-incentive units in Redford having an aggregate fair market value of $8.0 million. An independent third party assisted the Company in determining the number of non-incentive units of Redford to be granted to aggregate $8.0 million in fair market value as of the grant date, December 15, 2011, based on the income and market approaches.

The Company executives who received restricted non-incentive units with Redford terminated and cancelled their respective non-incentive units prior to the completion of the Company’s IPO in September 2012, in exchange for a cumulative 470,590 shares of restricted common stock of the Company under the Plan with a grant date fair market value of approximately $7.1 million. The vesting terms of the restricted stock grants were substantially unchanged from those applicable to the Redford restricted non-incentive units, with 50% of such shares vesting upon the completion of the Company’s IPO, and the remaining 50% to vest either (i) in three equal annual installments on the first through third anniversaries of the Company’s IPO, or (ii) in full upon a subsequent “change of control” (as defined in each executive’s respective amended employment agreement) of the Company, subject, in each case, to the executive’s continued employment with the Company through the applicable vesting dates. The restricted common stock, which vested upon the completion of the IPO, has a 270 day lock up period following the vesting date.

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

	Year Ended December 31, 2012
	Number of Shares	Weighted average price(1)
Outstanding non-vested shares, beginning of year	—
Shares granted	1,392,261	$15.84
Shares vested	(235,295)	$17.00
Shares forfeited	—

Outstanding non-vested shares, end of year	1,156,966	$15.61

There was no stock compensation expense in 2011 or 2010, as there were no stock grants that met recognition criteria in either of those periods.

(1)	Grant date fair value.

Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its non-vested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period.

Under the terms of the restricted common stock grants issued, holders of the non-vested shares are eligible to receive non-refundable dividends. In accordance with ASC 718-10-55-45, the Company charges to compensation expense the amount of dividends accrued and/or paid to the extent they relate to non-vested shares that are not expected to vest.

The amount of stock-based compensation expense recognized in general and administrative expenses was $5.9 million for the year ended December 31, 2012.

As of December 31, 2012, the remaining unamortized stock-based compensation expense totaled $15.7 million, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

14. Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The table below is a reconciliation of the numerator used in the computation of basic and diluted loss per share (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Loss from continuing operations	$(70,287)	$(48,927)	$(62,074)
Less: distributions to preferred stockholders	(63)	(16)	(15)

Loss from continuing operations attributable to common stockholders	(70,350)	(48,943)	(62,089)
Loss income from discontinued operations	(5,946)	(14,936)	(24,463)

Net loss attributable to common stockholders	$(76,296)	$(63,879)	$(86,552)

Weighted average number of shares of common stock outstanding:
Basic and diluted	41,277,353	25,863,976	25,863,976

For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were the potential shares of common stock for the TLC debt conversion and non-vested restricted stock. These shares were not considered potentially dilutive for periods prior to 2012 as the related performance conditions had not been met. The weighted average number of shares of potentially dilutive securities during 2012 were as follows:

Twelve Months Ended December 31,
2012
TLC convertible debt	17,753,373
Non-vested shares of restricted stock	35,466

Potentially dilutive shares	17,788,839

15. Consolidated Quarterly Financial Data (In thousands, except share and per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year(2)
2012(1)
Total revenue	$69,936	$69,804	$70,392	$72,569	$282,701
Depreciation and amortization expense	27,448	27,467	27,532	28,156	110,603
Interest expense	39,073	42,158	42,115	33,518	156,864
Other expenses	16,483	8,814	18,628	9,074	52,999
Loss on debt extinguishment	—	—	(32,522)	—	(32,522)
(Loss) income from continuing operations	(13,068)	(8,635)	(50,405)	1,821	(70,287)
Income (loss) from discontinued operations	666	(147)	546	(7,011)	(5,946)
Net loss	(12,402)	(8,782)	(49,859)	(5,190)	(76,233)
Net loss attributable to common stockholders	(12,402)	(8,790)	(49,859)	(5,245)	(76,296)
Net loss per common share: Basic and diluted	(0.48)	(0.34)	(1.70)	(0.06)	(1.85)
Dividends declared per common share	—	—	—	0.3329	0.3329

2011(1)
Total revenue	$67,485	$67,831	$68,544	$68,836	$272,696
Depreciation and amortization expense	27,360	27,167	27,167	27,307	109,001
Interest expense	41,434	41,567	43,517	43,370	169,888
Other expenses	4,930	10,727	13,064	14,013	42,734
Loss from continuing operations	(6,239)	(11,630)	(15,204)	(15,854)	(48,927)
Loss from discontinued operations	(757)	(5,708)	(6,017)	(2,454)	(14,936)
Net loss	(6,996)	(17,338)	(21,221)	(18,308)	(63,863)
Net loss attributable to common stockholders	(6,996)	(17,346)	(21,221)	(18,316)	(63,879)
Net loss per common share: Basic and diluted	(0.27)	(0.67)	(0.82)	(0.71)	(2.47)

Dividends paid per common share	—	—	—	0.15	0.15

(1)	The consolidated quarterly financial data includes revenues and expenses from our continuing and discontinued operations. The results of operations related to certain properties, classified as held for sale or disposed of, have been reclassified to income from discontinued operations. Therefore, some of the information may not agree to our previously filed quarterly reports on Form 10-Q.
(2)	Amounts for each period are calculated independently. The sum of the quarters may differ from the annual amount.

16. Subsequent Events

On January 22, 2013, the Company and Cole Credit Property Trust II, Inc. (“CCPT II”) announced that their boards of directors unanimously approved a definitive agreement to combine the companies through the merger of the Company with and into CCPT II, with CCPT II continuing as the surviving entity. CCPT II is a non-traded, SEC-registered REIT that invests primarily in freestanding, single-tenant buildings net leased to investment grade and other creditworthy tenants throughout the United States. Pursuant to the terms of the merger agreement, the Company’s stockholder will receive a fixed exchange ratio of 1.9048 shares of CCPT II common stock for each share of the Company common stock owned. The merger is subject to approval from the majority of both the Company’s and CCPT II stockholders and customary regulatory approvals and closing conditions. The Company’s largest stockholders, Macquarie Group (US) Holdings No. 1 Pty Limited, TPG-Axon Partners, LP and TPG-Axon Spirit Holdings Ltd., who together own approximately 15% of the Company, have executed voting agreements that state their intention to vote in favor of the merger. Following the effective time of the merger, the combined entity will operate under the name Spirit Realty Capital, Inc. and the existing management team of the Company will continue as the management team of the combined entity. At the effective time of the merger, the size of the board of directors of the combined entity will be set at nine, and all of the directors of the Company immediately prior to the completion of the merger and up to two individuals designated by CCPT II and reasonably satisfactory to the Company, will comprise the board of directors of the combined entity. It is anticipated that the shares of the combined company will be listed on the NYSE under the Company’s current ticker symbol “SRC”. The merger is expected to close in the third quarter of 2013.

In connection with the merger, the Operating Partnership has entered into a commitment letter with Barclays Bank PLC, pursuant to which Barclays Bank PLC has committed to provide, subject to the conditions set forth in the commitment letter, a $575 million secured term loan facility and a $50 million senior secured revolving credit facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2012 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2012, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Director Nominees and Executive Officers

Our board of directors consists of seven members, a majority of whom are independent within the meaning of the listing standards of the NYSE. The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Thomas H. Nolan, Jr.	55	Chairman of the Spirit Board and Chief Executive Officer
Peter M. Mavoides	46	President and Chief Operating Officer
Michael A. Bender	53	Chief Financial Officer and Senior Vice President
Gregg A. Seibert	49	Senior Vice President
Mark L. Manheimer	36	Senior Vice President
Kevin M. Charlton	47	Director
Todd A. Dunn	49	Director
David J. Gilbert	55	Director
Richard I. Gilchrist	66	Director
Diane M. Morefield	54	Director
Nicholas P. Shepherd	54	Director

The following are biographical summaries of the experience of our directors and executive officers.

Thomas H. Nolan, Jr. Mr. Nolan joined us as Chairman of our board of directors and Chief Executive Officer in September 2011. Mr. Nolan previously worked for General Growth Properties, Inc. or GGP, serving as Chief Operating Officer from March 2009 to December 2010 and as President from October 2008 to December 2010. He also served as a director of GGP from 2005 to 2010. GGP filed for protection under Chapter 11 of the U.S. Bankruptcy Code in April 2009 and emerged from bankruptcy in November 2010. Mr. Nolan was a member of the senior management team that led GGP’s reorganization and emergence from bankruptcy, which included the restructuring of $15.0 billion in project-level debt, payment in full of all of GGP’s pre-petition creditors and the securing of $6.8 billion in equity commitments. From July 2004 to February 2008, Mr. Nolan served as a Principal and Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California. From October 1984 to July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 to 2004, he served as Head of Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan earned a BA in Business Administration from the University of Massachusetts. Mr. Nolan was selected by our board of directors to serve as a director and Chairman of our board of directors based on his executive management experience, and specifically, his extensive experience in the real estate investment industry.

Peter M. Mavoides. Mr. Mavoides joined us as President and Chief Operating Officer in September 2011. Mr. Mavoides previously worked for Sovereign Investment Company as its President and Chief Executive Officer from May 2003 to January 2011. Sovereign Investment Company is a private equity firm that focuses on investment opportunities relating to long-term, net-leased real estate. Prior to joining Sovereign Investment Company, Mr. Mavoides was employed by Eastdil Realty, a subsidiary of Wells Fargo Bank, and worked in the banking group at Citigroup, where he focused on the structuring of sale-leaseback transactions. Mr. Mavoides earned a BS from the United States Military Academy and an MBA from the University of Michigan.

Michael A. Bender. Mr. Bender has served as our Chief Financial Officer and Senior Vice President since February 2010. He joined us in October 2007 as Vice President and Chief Accounting Officer. Prior to joining us in 2007, Mr. Bender spent over 30 years in finance and accounting and held positions including Assistant Corporate Controller for Allied Waste, Inc., Vice President of Global External Reporting for American Express

Corporation, Chief Financial Officer for FINOVA Realty Capital and senior manager for Deloitte & Touche, LLP. Mr. Bender earned a BS in Accounting and MBA from Arizona State University and has been a certified public accountant since 1984.

Gregg A. Seibert. Mr. Seibert has served as our Senior Vice President since September 2003. He served as Senior Vice President—Capital Markets from March 2010 to January 2011 and as Senior Vice President—Underwriting from September 2003 to March 2010. Mr. Seibert is responsible for acquisitions and special projects. Prior to joining us, Mr. Seibert worked for over nine years at Franchise Finance Corporation of America (FFCA), and held positions as Vice President and Senior Vice President of Underwriting and Research and Senior Vice President of Acquisitions until FFCA’s acquisition in August 2001 by GE Capital Corporation (GECC), where he served as a Senior Vice President until he joined us. From 1989 to 1994, Mr. Seibert was a Vice President in the commercial real estate lending group of Bank of America, and from 1988 to 1989, served as an investment analyst with the Travelers Insurance Company. Mr. Seibert earned a BS in Finance from the University of Missouri and an MBA in Finance from the University of Missouri Graduate School of Business.

Mark L. Manheimer. Mr. Manheimer joined us as Senior Vice President in April 2012. Mr. Manheimer previously worked for Cole Real Estate Investments, where he served as its Director of Acquisitions and Vice President and Head of Retail Sale-Leaseback Acquisitions from 2009 to 2012. Prior to joining Cole Real Estate Investments, Mr. Manheimer was employed by Realty Income Corporation, where he focused on underwriting sale-leaseback transactions from 2005 to 2009. Mr. Manheimer previously worked at FTI Consulting, a turnaround consulting firm from 2004 to 2005 and in the Leveraged Finance Group at First Union Securities (now Wells Fargo Securities), at Patriarch Partners, a private equity firm, from 2001 to 2003. Mr. Manheimer earned a BS from the University of Florida and an MBA from the University of Notre Dame.

Kevin M. Charlton. Mr. Charlton is a Managing Director in the Principal Transactions Group of Macquarie Capital (USA) Inc., and leads a team that oversees its existing portfolio of North American investments. Prior to joining Macquarie Capital (USA) Inc. in 2009, Mr. Charlton worked as Managing Director at Investcorp International. Prior to joining Investcorp International in August 2002, he worked for JPMorganChase and McKinsey & Company and as a contractor in the Astrophysics Division at NASA Headquarters. In addition to serving on our board of directors, Mr. Charlton has served on the boards of directors of over 15 private companies and their subsidiaries in a variety of roles and is currently on the board of directors of Harley Marine Services, Taurus Aerospace Group, Utility Service Partners, Columbus Senior Living and Basin Tools, and is an observer of the board of directors of Dynacast International. He graduated from the Kellogg School of Management at Northwestern University and has graduate and undergraduate degrees in Aerospace Engineering from the University of Michigan and Princeton University. Mr. Charlton was selected by our board of directors to serve as a director based on his extensive experience in the financial industry and as a member of boards of directors.

Todd A. Dunn. Mr. Dunn is an Executive Advisor of Aurora Capital Group and has served in this capacity since 2013. Mr. Dunn previously served as Chief Executive Officer and as a member of the board of directors of United Plastics Group, a supplier of injection-molded plastic components to the medical, automotive, industrial and consumer sectors, from 2010 until it was sold to MedPlast, a portfolio company of Baird Capital Partners, in April 2012. From 2003 to 2009, Mr. Dunn worked for FleetPride, Inc., an independent distributor of heavy duty truck and trailer parts, serving as President and Chief Executive Officer from 2005 to 2009, Senior Vice President, Chief Administrative Officer and Chief Financial Officer from 2004 to 2005 and Vice President and Chief Financial Officer from 2003 to 2004. From 1999 to 2003, Mr. Dunn served as Senior Vice President and Chief Financial Officer of Tartan Textiles, Inc. and, from 1998 to 1999, served as Vice President and Chief Financial Officer of Quality Distribution Service Partners. Mr. Dunn worked for SLM Power Group, Inc. from 1989 to 1998, serving as Business Manager and as Vice President and Chief Financial Officer. From 1985 to 1989, Mr. Dunn worked for First City BanCorporation of Texas/First City Bank of Corpus Christi. Mr. Dunn currently serves on the board of directors of Ames Taping Tools. Mr. Dunn received a BBA in Finance from the University of Texas at Austin. Mr. Dunn was selected by our board of directors to serve as a director based on his extensive experience in business and the financial industry.

David J. Gilbert. Mr. Gilbert has served as the Chief Investment Officer and Head of Acquisitions of Clarion Partners, a real estate investment company formerly owned by ING Group, since 2010 and is a member of Clarion Partners’ executive board, compensation committee and operating committee and Chairman of its investment committee. Mr. Gilbert is also responsible for Clarion Partners’ Research and Investment Strategy Group, ensuring that research is fully integrated into all phases of the investment process. Mr. Gilbert joined Clarion Partners in 2007 as a Managing Director and Global Head of the ING Global Opportunity Fund. From 2005 to 2007, he worked as a Managing Director of the Real Estate Group at JPMorgan Investment Management and, from 1998 to 2004, worked as a General Partner and head of the Real Estate Group within JPMorgan Partners, which was the private equity branch of JPMorgan Chase. He also served as the Co-Chairman of The Peabody Funds, an $830 million global real estate opportunity fund jointly sponsored by JPMorgan Partners and The O’Connor Group, from 2001 to 2004. From 1996 to 1998, Mr. Gilbert served as a Senior Investment Officer of the California Public Employees’ Retirement System (CalPERS) and, from 1982 to 1996, worked in the real estate industry in various positions at JPMorgan & Company, Prudential Real Estate Investors, First Boston Corporation and Salomon Brothers, Inc. From 1980 to 1982, Mr. Gilbert worked for Price Waterhouse as an auditor and consultant. Mr. Gilbert received a BA in accounting from the University of Massachusetts Amherst and an MBA in real estate finance from the Wharton School of Finance at the University of Pennsylvania. Mr. Gilbert was selected by our board of directors to serve as a director based on his 30 years of experience in the real estate industry.

Richard I. Gilchrist. Mr. Gilchrist has been a Senior Advisor responsible for acquisitions and investments at The Irvine Company, a privately-held real estate investment company, since July 2011 after having served as President of its Investment Properties Group from 2006 to 2011. He served as President and Co-Chief Executive Officer and on the board of directors of Maguire Properties, Inc., a publicly-held REIT, from 2002 to 2006. From 1997 to 2001, Mr. Gilchrist served as Chief Executive Officer, President and member of the board of directors of Commonwealth Atlantic Properties, a privately-held REIT. From 1995 to 1997, he served as the Co-Chairman and Managing Partner of Common Wealth Partners, a real estate company he co-founded. From 1982 to 1995, Mr. Gilchrist worked at Maguire Thomas Partners, serving as General Counsel from 1982 to 1984, Partner from 1984 to 1985, and Senior Partner from 1985 to 1995. Mr. Gilchrist co-founded the real estate law firm of Gilchrist & Rutter in 1982 and also worked as an attorney at Flint & MacKay from 1971 to 1981. He currently serves on the board of directors of two publicly-traded REITs, Ventas, Inc. and BioMed Realty Trust, and serves on the executive compensation committee of Ventas, Inc., and serves on the nominating and governance committee and is the chairman of the compensation committee of BioMed Realty Trust. Mr. Gilchrist also served as a director, chairman of the investment and risk assessment committee, and member of the compensation committee of Nationwide Health Properties, Inc. from 2008 until it was acquired by Ventas, Inc. in 2011. Mr. Gilchrist is a member of the Whittier College Board of Trustees and served as its Chairman from 2003 to 2011 where he received his BA in 1968. He is also a member of the Advisory Board of the University of California, Los Angeles Law School, where he earned a JD in 1971. Mr. Gilchrist was selected by our board of directors to serve as a director based on his extensive experience in the real estate industry, including having served as an executive officer of several private REITs and one public REIT and his experience as a member of the board of directors of two public REITs.

Diane M. Morefield. Ms. Morefield has served as the Executive Vice President, Chief Financial Officer of Strategic Hotels & Resorts, Inc., a publicly-traded REIT that owns luxury hotels and resorts, since April 2010. From December 2009 to March of 2010, Ms. Morefield served as a Senior Consultant at CTS Holdings, Inc., a business advisory and project management firm. From November 2007 through June 2009, Ms. Morefield served as Chief Financial Officer of Equity International, a privately-held investment company focused exclusively on real estate related businesses operating outside of the United States. During this time, Ms. Morefield was responsible for financial reporting, investor relations, portfolio management, treasury and was actively involved in significant capital raising. From April 2007 through October 2007, Ms. Morefield served as Chief Financial Officer of Joseph Freed & Associates, LLC, a family owned, privately-held real estate development and operating company specializing in retail, residential and mixed-use projects. From July 1997 to September 2006, Ms. Morefield was employed by Equity Office Properties Trust, the largest publicly-traded office REIT and owner of office buildings in the United States, serving as Regional Senior Vice President for the company’s Midwest region from 2004 to 2006 and Senior Vice President – Investor Relations from 1997 to 2004.

Ms. Morefield worked as a Senior Manager of the Solutions Consulting Group of Deloitte & Touche LLP from 1994 to 1997. From 1983 to 1993, she worked at Barclays Bank PLC, serving as Vice President/Team Leader of the Real Estate Group from 1986 to 1993, Assistant Vice President in 1985 and a loan officer from 1983 to 1984. From 1980 to 1983, Ms. Morefield worked as an auditor at Arthur Andersen & Co. Ms. Morefield is a member of The Chicago Network, Leadership Greater Chicago Fellows Program, and has completed board of director training at Northwestern University Kellogg School of Management and The University of Chicago Booth School of Business. She is also a board member of the Chicagoland Chamber of Commerce. Ms. Morefield received a BS in Accountancy from the University of Illinois and an MBA from The University of Chicago. Ms. Morefield was selected by our board of directors to serve as a director based on her extensive experience in the real estate industry, including her current service as an executive officer of a public REIT and her prior business experience as an executive officer of several private companies investing in the real estate industry.

Nicholas P. Shepherd. Mr. Shepherd has served as the President and Chief Executive Officer of Carlson Restaurants Inc., which is the parent company of TGI Friday’s Inc., since February 2009. He also serves on the board of directors of Carlson Restaurants Inc. and as Chairman of the board of directors of TGI Friday’s Inc. During 2008, Mr. Shepherd served as Chairman of the board of directors and Chief Executive Officer of Sagittarius Brands, Inc., a private restaurant holding company which owned and operated the Del Taco and Captain D’s restaurant brands. From 1995 to 2007, Mr. Shepherd worked for Blockbuster, Inc., serving as the Chief Operating Officer during 2007, President of Blockbuster North American from 2004 to 2007, Executive Vice President and Chief Marketing and Merchandising Officer from 2001 to 2004, Senior Vice President, International from 1998 to 2001 and Vice President and General Manager from 1995 to 1999. From 1993 to 1995, Mr. Shepherd served as a Divisional Officer of Comet Group PLC, an electronics retailer in the UK and, from 1991 to 1993, served as a Senior Partner and founder of The Service Practice, which specialized in the development and performance measurement of service systems for retail businesses. From 1986 to 1991, Mr. Shepherd worked for Grand Metropolitan PLC, serving as the General Manager of Pastificio Restaurants from 1989 to 1991, Head of European Operations of Continental Restaurants from 1988 to 1989 and Brand Development Director of the Retail Enterprise Group from 1986 to 1988. He worked as an Operations Manager for Allied Lyons PLC from 1985 to 1986 and as an Operations Manager and Brand Development Manager for Whitbread PLC from 1979 to 1985. Mr. Shepherd currently serves on the board of directors of Carlson Wagonlit Travel. Mr. Shepherd earned his bachelor’s degree in business management and hospitality from Sheffield Hallamshire University. Mr. Shepherd was selected by our board of directors to serve as a director based on his extensive experience in business and as an executive of a public company.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2012, our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

The Company’s board of directors has adopted a code of business conduct and ethics (the “Code of Ethics”) that applies to our directors, officers and employees. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.

Any waiver of the Code of Ethics for our directors or executive officers must be approved by a majority of the Company’s independent directors, and any such waiver shall be promptly disclosed as required by law and NYSE regulations. A copy of the Code of Ethics will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of the Code of Ethics has been filed herein and is publicly available on our Web site.

Audit Committee

The audit committee consists of three independent directors, Messrs. Dunn and Gilbert and Ms. Morefield. Ms. Morefield serves as chairman of the audit committee. The board of directors has determined that Ms. Morefield qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NYSE corporate governance standards. The board of directors has determined that each of the members of the audit committee is “financially literate” as that term is defined by the NYSE corporate governance listing standards. The board of directors has adopted an audit committee charter, which defines the audit committee’s principal functions, including oversight related to:

•	accounting and financial reporting processes;

•	the integrity of the consolidated financial statements and financial reporting process;

•	systems of disclosure controls and procedures and internal control over financial reporting;

•	compliance with financial, legal and regulatory requirements;

•	the evaluation of the qualifications, independence and performance of the independent registered public accounting firm;

•	the performance of internal audit functions; and

•	overall risk exposure and management

The audit committee is also responsible for engaging, evaluating, compensating, and overseeing an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans for and results of the audit engagement, approving services that may be provided by the independent registered public accounting firm, including audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of the Company’s internal accounting controls. The audit committee is also responsible for preparing the audit committee report required by SEC regulations to be included in the Company’s annual report.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table” below and the principal factors relevant to an analysis of these policies and decisions. In 2012, our “named executive officers” and their positions were as follows:

•	Thomas H. Nolan, Jr., Chief Executive Officer;

•	Michael A. Bender, Senior Vice President, Chief Financial Officer;

•	Peter M. Mavoides, President and Chief Operating Officer;

•	Gregg A. Seibert, Senior Vice President; and

•	Mark L. Manheimer, Senior Vice President.

Specifically, this section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and each compensation component that we provide. Each of the key elements of our executive compensation program is discussed in more detail below. The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below.

Executive Summary

The following table sets forth the key elements of our named executive officers’ compensation, along with the primary objective associated with each element of compensation.

Compensation Element	Primary Objective
Base salary	To compensate ongoing performance of job responsibilities and provide a fixed and knowable minimum income level as a necessary tool in attracting and retaining employees.
Annual performance-based cash compensation (bonuses and sales commissions, as applicable)	To incentivize the attainment of short-term corporate objectives and individual contributions to the achievement of those objectives.
Long-term equity incentive compensation	To emphasize long-term performance objectives, align the interests of our named executive officers with stockholder interests, encourage the maximization of stockholder value and retain key executives.
Severance and change in control benefits	To encourage the continued attention and dedication of our named executive officers and provide reasonable individual security to enable our named executive officers to focus on our best interests, particularly when considering strategic alternatives that may adversely impact our named executive officers.
Retirement savings (401(k)) plan	To provide retirement savings in a tax-efficient manner.
Health and welfare benefits	To provide typical protections from health, dental, death and disability risks.

To serve the foregoing objectives, our overall compensation program is generally designed to be flexible and complementary rather than purely formulaic. In alignment with the objectives set forth above, the compensation committee of our board of directors (or, prior to our initial public offering, our board of directors) has generally determined the overall compensation of our named executive officers and its allocation among the elements described above, relying on the analyses and advice provided by its compensation consultant as well as input from our management team.

Our compensation decisions for the named executive officers in 2012, including each of the key elements of our executive compensation program, are discussed in more detail below.

Determination of Compensation

Roles of Our Board of Directors and Chief Executive Officer in Compensation Decisions

Prior to our initial public offering in September 2012, our board of directors, in conjunction with our Chief Executive Officer, was responsible for overseeing our executive compensation program, as well as determining and approving the ongoing compensation arrangements for our Chief Executive Officer and other named executive officers. Our board of directors and Chief Executive Officer met periodically as necessary throughout the year to review adjustments to the compensation, including base salary, annual bonus and long-term equity awards, for our named executive officers. Since the completion of our initial public offering, the compensation committee of our board of directors has overseen our compensation program for all named executive officers.

Our Chief Executive Officer evaluates the individual performance and contributions of each other named executive officer and reports to our compensation committee (or, prior to our initial offering, our board of directors) his determinations regarding the other named executive officers’ compensation. Our Chief Executive Officer does not participate in any formal discussion with our compensation committee (or, prior to our initial offering, our board of directors) regarding decisions on his own compensation and recuses himself from meetings when his compensation is discussed.

We do not generally rely on formulaic guidelines or react to short-term changes in business performance for determining the mix or levels of cash and equity-based compensation, but rather maintain a flexible compensation program that allows us to adapt components and levels of compensation to motivate, reward and retain individual named executive officers within the context of our desire to attain financial and operational goals. Subjective factors considered in compensation determinations include a named executive officer’s responsibilities, leadership abilities, skills, contributions as a member of the executive management team and contributions to our overall performance and whether the total compensation potential and structure is sufficient to ensure the retention of a named executive officer when considering the compensation potential that may be available elsewhere.

Engagement of Compensation Consultants

Following our initial public offering in September 2012, our compensation committee engaged Towers Watson, a compensation consulting firm, to provide advice regarding, and to assist us in formulating, the post-initial public offering compensation program for our employees, including our named executive officers. In 2012, Towers Watson did not perform and does not currently provide any other services to management or our company, and we did not engage the services of any other compensation consultant.

Executive Compensation Philosophy and Objectives

The market for experienced management is highly competitive in our industry. Our goal is to attract and retain the most highly qualified executives to manage each of our business functions. In doing so, we draw upon a pool of talent that is highly sought after by similarly-sized real estate investment trusts and other real estate companies. Our executive compensation philosophy recognizes that, given that the market for experienced management is highly competitive in our industry, key and core to our success is our ability to attract and retain the most highly-qualified executives to manage each of our business functions.

We regard as fundamental that executive officer compensation be structured to provide competitive base salaries and benefits to attract and retain superior employees, and to provide incentive compensation to motivate executive officers to attain, and to reward executive officers for attaining, financial, operational, individual and other goals that are consistent with increasing stockholder value. We also believe that our executive compensation program should include a long-term incentive component that aligns executives’ interests with our stockholders’ interests. The objective of our long-term incentive awards, including equity-based compensation, is to encourage executives to focus on our long-term growth and incentivize executives to manage our company from the perspective of stockholders with a meaningful stake in our success.

We view the components of our executive compensation program as related but distinct, and we expect to regularly reassess the total compensation of our named executive officers to ensure that our overall compensation objectives are met. Historically, not all components have been provided to our named executive officers. We have considered, but not relied upon exclusively, the following factors in determining the appropriate level for each compensation component: our understanding of the competitive market based on the collective experience of members of our compensation committee (or, prior to our initial offering, our board of directors) and their review of compensation surveys; our recruiting and retention goals; our view of internal equity and consistency; the length of service of our executive officers; our overall performance; and other considerations our board of directors, compensation committee and/or Chief Executive Officer determines are relevant.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual element, to a greater or lesser extent, serves each of our compensation objectives and that, collectively, they are effective in achieving our overall objectives.

Elements of Executive Compensation Program

The following describes the primary components of our executive compensation program for each of our named executive officers, the rationale for each component and how compensation amounts are determined.

Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered to our company during the fiscal year. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Generally, initial base salary amounts are established based on consideration of, among other factors, the scope of the named executive officer’s responsibilities, years of service and the general knowledge of our compensation committee (or, prior to our initial offering, our board of directors) or Chief Executive Officer of the competitive market based on, among other things, experience with other companies and our industry. Thereafter, the base salaries of our named executive officers have been reviewed periodically by our board of directors (prior to our initial public offering), compensation committee or Chief Executive Officer and merit salary increases have been made as deemed appropriate based on such factors as the scope of an executive officer’s responsibilities, individual contribution, prior experience and sustained performance.

In 2012, the base salaries for Messrs. Nolan, Bender and Mavoides were not increased. As Mr. Seibert’s base salary was reduced from $320,850 in 2010 to $180,000 in 2011 to reflect a one-time 2011 special bonus opportunity, in connection with entering into a new employment agreement with our company in January 2012 Mr. Seibert’s annual base salary was increased from $180,000 to $250,000. Mr. Manheimer joined our company in April 2012 and his base salary was established as part of an arms’-length negotiation with our company.

Annual Performance-Based Compensation

We use cash bonuses to motivate our named executive officers to achieve our short-term financial and strategic objectives while making progress towards our longer-term growth and other goals. We do not maintain a formal bonus program, and 2012 annual bonuses were approved by our compensation committee, determined based on the Chief Executive Officer’s (or, with respect to the Chief Executive Officer, our compensation committee’s) assessment of the executive’s performance and the performance of our company.

We have entered into employment agreements with each of Messrs. Nolan, Bender, Mavoides, Seibert and Manheimer pursuant to which the named executive officer is eligible to receive a discretionary annual bonus targeted at 150% (Nolan) or 100% (all other named executive officers), based on the achievement of performance criteria established by our board of directors at any time prior to the end of the applicable fiscal year. Mr. Nolan’s amended employment agreement provides that his maximum bonus opportunity will be equal to 200% of his base salary. In determining 2012 annual cash bonuses, our compensation committee took into consideration each executive’s role in successfully completing our initial public offering, as well as each executive’s contributions in 2012 to the Merger. Based on the compensation committee’s evaluation of these achievements, our compensation committee determined to award Mr. Nolan his maximum annual bonus for the year (200% of base salary), and to award (i) each of Messrs. Bender and Mavoides an annual bonus at the level that was one-third above each executive’s target annual bonus for the year and (ii) each of Messrs. Seibert and Manheimer an annual bonus equal to the executive’s target annual bonus for the year. Mr. Manheimer’s annual bonus was prorated to reflect his partial year of service, as he joined our company in April 2012.

The following table sets forth each named executive officer’s 2012 target bonus and 2012 actual bonus.

Named Executive Officer	Target 2012 Cash Bonus ($)	Actual 2012 Cash Bonus ($)
Thomas H. Nolan, Jr.	1,050,000	1,400,000
Michael A. Bender	350,000	466,666
Peter M. Mavoides	450,000	600,000
Gregg A. Seibert	250,000	250,000
Mark L. Manheimer	175,000	175,000

In addition, in connection with entering into his employment agreement in April 2012, Mr. Manheimer was awarded a one-time signing bonus equal to $125,000.

Long-Term Equity-Based Incentives

The goals of our long-term equity-based awards are to reward and encourage long-term corporate performance based on the value of our stock and, thereby, to align the interests of our executive officers, including our named executive officers, with those of our stockholders. Prior to our initial public offering, we offered long-term incentives to our named executive officers through grants of profits interest units and restricted units in Redford Holdco, LLC, or Redford, which prior to our initial public offering was owned by investors who sponsored our earlier privatization and certain members of our current and former management team. In connection with our initial public offering, we have awarded long-term equity incentives to our named executive officers through grants of restricted common stock in our company, pursuant to our 2012 Incentive Award Plan, or the Incentive Award Plan.

The size and form of the initial equity awards for our named executive officers typically have been established through arm’s-length negotiation at the time the individual was hired or at the time at which we entered into an employment agreement with the named executive officer. In making these awards, we consider, among other things, the prospective role and responsibility of the individual, competitive factors, the amount of equity-based compensation held by the executive officer at his or her former employer, our compensation committee’s (or, prior to our initial public offering, our board of directors’) collective experience with compensation paid in respect of similar roles and in companies in similar stages of growth and industries as us at the time the executive officer was hired, the cash compensation received by the executive officer and the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

In connection with entering into each of their employment agreements, on December 15, 2011, Redford granted restricted units in Redford to Messrs. Nolan, Bender and Mavoides that would vest: (1) 50% upon an initial public offering of our company or Redford occurring on or prior to December 31, 2012, with the remaining 50% to vest either (a) in three equal annual installments on the first through third anniversaries of the initial public offering or (b) in full upon a subsequent “change of control” (as defined in each amended employment agreement) of our company or Redford; or (2) 100% upon a change of control of our company or Redford occurring on or prior to December 31, 2012, subject, in each case, to the executive’s continued employment with our company through the applicable vesting date(s) described in (1) or (2). In connection with our initial public offering, in September 2012, Messrs. Nolan, Bender and Mavoides agreed with Redford to terminate and cancel their respective restricted unit awards, and we granted Messrs. Nolan, Bender and Mavoides 352,942 shares, 58,824 shares and 58,824 shares, respectively, of restricted common stock of our company. These restricted common stock awards are subject to substantially the same vesting terms as the Redford restricted unit awards. As a result, 50% of such shares of restricted common stock vested upon the completion of our initial public offering, with the remaining 50% to vest either (i) in three equal annual installments on the first through third anniversaries of our initial public offering or (ii) in full upon a subsequent “change of control” (as defined in each amended employment agreement) of our company, subject, in each case, to the executive’s continued employment with our company through the applicable vesting date(s) set forth in (i) or (ii). In January 2013 each of Messrs. Nolan, Bender and Mavoides entered into waiver agreements pursuant to which each executive agreed that the Merger would not constitute a “change of control” for purposes of these awards.

In September 2012, we adopted, and our stockholders approved, the Incentive Award Plan. Pursuant to the Incentive Award Plan, we made grants of restricted common stock to certain of our employees, including our named executive officers, in connection with our initial public offering. Each restricted stock award was denominated as a specified dollar value, and the actual number of shares issued was calculated by dividing the total denominated dollar value of the award by the per share initial public offering price of our common stock ($15.00). The dollar value associated with Mr. Seibert’s award and Mr. Manheimer’s award each was established as part of the negotiation process for the executive’s 2012 employment agreement. The actual number of shares granted in connection with our initial public offering to our named executive officers (other than the awards granted with respect to the Redford restricted units, as discussed above) is set forth in the table below.

Named Executive Officer	Approximate Restricted Stock Denominated Grant Value ($)	Shares of Restricted Stock (#)
Thomas H. Nolan, Jr.	4,800,000	320,000
Michael A. Bender	2,250,000	150,000
Peter M. Mavoides	2,700,000	180,000
Gregg A. Seibert	750,000	50,000
Mark L. Manheimer	750,000	50,000

These restricted stock grants were awarded to reflect the increased expectations in our named executive officers once we became a public company, to incentivize and reward increases in long-term stockholder value and to further align their interests with those of our stockholders, as well as to encourage retention of our named executive officers, and are subject to vesting over a period of three years commencing on the closing of our initial public offering, subject to the executive’s continued employment with us.

For additional information regarding the vesting terms and conditions applicable to all outstanding restricted stock awards held by our named executive officers, refer to “—Potential Payments Upon Termination or Change of Control” below.

We do not currently have any formal stock ownership requirements or guidelines for our named executive officers. Our compensation committee will continue to periodically review best practices and re-evaluate our position with respect to such requirements or guidelines.

Retirement Savings

We have established a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical and dental benefits, as well as vision discounts;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance;

•	accidental death and dismemberment insurance; and

•	life insurance.

With the exception of the flexible spending accounts, premiums for each of our employee’s health and welfare plans were paid in full by our company for the 2012 plan year. In addition, we contributed $500 to the medical flexible spending account for each individual who was employed on January 1, 2012. We design our employee benefits programs to be affordable and competitive in relation to the market, and we modify our employee benefits programs as needed based upon regular monitoring of applicable laws and practices in the competitive market.

These benefits are provided to our named executive officers on the same general terms as they are provided to all of our full-time employees, with the exception of certain additional supplemental long-term disability insurance, which covers participating executives, including our named executive officers, in addition to any related gross-up of taxes to make the named executive officers whole. We may also reimburse certain of our named executive officers for reasonable legal fees and expenses incurred in connection with the negotiation of an employment agreement. In addition, we have agreed under certain circumstances to pay directly or reimburse our named executive officers for certain travel and/or relocation expenses incurred, in addition to pay any related tax gross-up, in connection with commuting and/or a relocation made at the request of our company. We believe that providing these benefits is a relatively inexpensive way to enhance the competitiveness of the executives’ compensation packages.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual named executive officer in the performance of his duties, to make our named executive officers more efficient and effective, and for recruitment, motivation and/or retention purposes. Future practices with respect to perquisites or other personal benefits for our named executive officers will be approved and subject to periodic review by our compensation committee. We do not expect these perquisites to be a material component of our compensation program.

Severance and Change of Control-Based Compensation

As more fully described below under the caption “—Potential Payments Upon Termination or Change of Control,” certain of our named executive officers’ employment agreements that were in effect during 2012 provided for certain payments and/or benefits upon a qualifying termination of employment or in connection with a change of control.

Payments and/or benefits provided in the amended employment agreements for Messrs. Nolan, Bender, Mavoides and Seibert, and the employment agreement for Mr. Manheimer, in each case, upon a termination by our company without “cause”, by the employee for “good reason” or as a result of our company’s non-extension of the employment term include, without limitation, (1) a multiple of base salary, (2) with respect to Messrs. Nolan, Bender and Mavoides, a lump-sum cash payment ranging from $150,000 to $1,000,000 and, in certain cases, accelerated vesting of the executive’s restricted common stock awards granted in connection with the termination of the executive’s Redford restricted unit award, (3) with respect to Mr. Manheimer, a prorated performance bonus for our company’s fiscal year in which the termination occurs and (4) with respect to Messrs. Seibert and Manheimer, (A) a pro-rated bonus based on the executive’s most recent annual cash bonus paid within the three years prior to the year in which the termination occurs, (B) an amount equal to the annual cash bonus earned by the executive in the year prior to the year in which the termination occurs and (C) accelerated vesting of the restricted stock award granted to the executive in connection with our initial public offering. The amended employment agreements for Messrs. Nolan, Bender and Mavoides also provide for gross-up payments to reimburse these executives for any excise taxes imposed on the executive in connection with the occurrence of a “change of control” (as defined in each amended employment agreement).

Furthermore, the restricted stock award agreements covering the restricted stock awards granted to Messrs. Nolan, Bender and Mavoides in connection with our initial public offering provide for accelerated vesting of these awards upon a termination by our company without “cause” or by the employee for “good reason”, or as a result of our company’s non-extension of the employment term under the executive’s amended employment agreement.

We believe that job security and terminations of employment, both within and outside of the change of control context, are causes of significant concern and uncertainty for senior executives and that providing protections to our named executive officers in these contexts is therefore appropriate in order to alleviate these concerns and allow the executives to remain focused on their duties and responsibilities to our company in all situations.

Tax and Accounting Considerations

Code Section 162(m)

Generally, Section 162(m) of the Code, or Section 162(m), disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer and each of its three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as “performance-based compensation” within the meaning of the Code. Prior to our initial public offering in September 2012, our board of directors and Chief Executive Officer had not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation. Our compensation committee may seek to qualify the variable compensation paid to our named executive officers for an exemption from the deductibility limitations of Section 162(m). As such, in approving the amount and form of compensation for our named executive officers in the future, our compensation committee will consider all elements of the cost to our company of providing such compensation, including the potential impact of Section 162(m). However, our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Furthermore, under a Section 162(m) transition rule for compensation plans of corporations which are privately held and which become publicly held in an initial public offering, certain awards under the Incentive Award Plan and other pre-existing plans will not be subject to Section 162(m) until the expiration of a post-closing transition period, which will occur on the earliest to occur of our annual stockholders’ meeting in 2016, a material modification or expiration of the applicable plan or the exhaustion of the shares or other compensation reserved for issuance under the plan.

Code Section 409A

Section 409A of the Code, or Section 409A, requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Code Section 280G

Section 280G of the Code, or Section 280G, disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change of control. In addition, Section 4999 of the Code, or Section 4999, imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change of control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, our compensation committee considers all elements of the cost to our company of providing such compensation, including the potential impact of Section 280G. However, our compensation committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting for Stock-Based Compensation

We follow FASB Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options, restricted stock, restricted stock units and other equity-based awards under our equity incentive award plans will be accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2011 and December 31, 2012.

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)(3)	Total($)
Thomas H. Nolan, Jr.,	2012	700,000	1,400,000	10,880,000(4)	—	7,035	12,987,035
Chief Executive Officer	2011	227,500	456,438	—(5)	—	25,312	709,250(6)
Michael A. Bender,	2012	350,000	466,666	3,287,500(4)	—	24,333	4,128,499
Senior Vice President and Chief Financial Officer	2011	290,000	386,667	—(5)	—	19,743	696,410(6)
Peter M. Mavoides,	2012	450,000	600,000	3,745,000(4)	—	41,615	4,836,615
President, Chief Operating Officer	2011	127,500	170,959	—(5)	—	52,318	350,777(6)
Gregg A. Seibert,	2012	250,000	250,000	762,500(4)	—	23,270	1,285,770
Senior Vice President	2011	185,869	100,000	—	50,000	23,710	359,579
Mark L. Manheimer,	2012	169,445(7)	300,000(8)	762,500(4)	—	4,088	1,236,033
Senior Vice President

(1)	Amounts represent bonus payments earned by our named executive officers in 2012. The bonus for Mr. Manheimer was prorated to reflect his partial year of service with our company in 2012.
(2)	Amounts represent the full grant date fair value of the awards granted in the applicable year, in each case calculated in accordance with ASC Topic 718. Amounts for the year ended December 31, 2012 for Messrs. Nolan, Bender and Mavoides include the full grant date fair value of restricted stock awards granted to the executive in connection with the cancellation of Redford restricted unit awards granted in 2011 and disclosed in footnote (5) to the Summary Compensation Table, below.
(3)	The following table sets forth the amounts of other compensation, including perquisites, paid to, or on behalf of, our named executive officers during 2012 included in the “All Other Compensation” column. Perquisites and other personal benefits are valued based on the aggregate incremental cost to us.

Name	Life Insurance($)(a)	Supplemental Long-Term Disability($)(b)	Commuting and Lodging Reimbursement ($)(c)	401(k) Plan Company Contributions ($)	Legal Fees (d)($)
Thomas H. Nolan, Jr.	30	7,005	—	—	—
Michael A. Bender	30	14,303	—	10,000	—
Peter M. Mavoides	30	11,382	20,203	10,000	—
Gregg A. Seibert	30	13,240	—	10,000	—
Mark L. Manheimer	20	3,155	—	—	913

(a)	Amounts represent life insurance premiums paid by our company for policies on behalf of our named executive officers.
(b)	Amounts represent premium payments by our company for supplemental long-term disability insurance policies for Messrs. Nolan, Bender, Mavoides, Seibert and Manheimer equal to $4,098, $9,878, $7,885, $9,500 and $2,207, respectively, plus related tax gross-up payments equal to $2,907, $4,425, $3,497, $3,740 and $948, respectively.
(c)	Represents amount paid by our company for moving expenses incurred by Mr. Mavoides in connection with his relocation to Scottsdale, Arizona.
(d)	Represents amount paid by our company for legal fees incurred by Mr. Manheimer in connection with the negotiation of his employment agreement in 2012.

(4)	Amount represents the full grant date fair value of restricted common stock awards granted during 2012, calculated in accordance with ASC Topic 718. For a discussion of the assumptions used to calculate the value of all restricted common stock awards made to named executive officers, refer to Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2012.
(5)	Amount represents the grant date fair value of the Redford restricted units granted during 2011 based upon the probable outcome of the performance conditions and calculated in accordance with ASC Topic 718. Assuming that the highest level of performance was achieved, the maximum value of the Redford restricted units granted to Messrs. Nolan, Bender and Mavoides was $6,000,000, $1,000,000 and $1,000,000, respectively. The amount reported revises the amount previously disclosed in our 2011 Summary Compensation Table contained in our Form S-11, and related amendments, which were filed with the Securities and Exchange Commission in 2012. The Redford restricted units were terminated and canceled in connection with the grant to Messrs. Nolan, Bender and Mavoides of 352,942 shares, 58,824 shares and 58,824 shares, respectively, of restricted common stock reported in the Stock Awards column for the year ended December 31, 2012.
(6)	The amount reported revises the amount previously disclosed in our 2011 Summary Compensation Table contained in our Form S-11, and related amendments, which were filed with the Securities and Exchange Commission in 2012.
(7)	Amount shown in the Salary column represents the base salary of Mr. Manheimer for the partial-year of service with our company in 2012. For 2012, the annual base salary rate for Mr. Manheimer was equal to $250,000.
(8)	Amount represents the sum of (a) $175,000, which represents Mr. Manheimer’s 2012 annual bonus, pro rated to reflect his partial year of service with our company in 2012 and (b) a $125,000 signing bonus.

Grants of Plan-Based Awards in 2012

The following table sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended December 31, 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)(1)

Thomas H. Nolan, Jr	September 25, 2012	352,942	6,000,000(2)
	September 25, 2012	320,000	4,880,000
Michael A. Bender	September 25, 2012	58,824	1,000,000(2)
	September 25, 2012	150,000	2,287,500
Peter M. Mavoides	September 25, 2012	58,824	1,000,000(2)
	September 25, 2012	180,000	2,745,000
Gregg A. Seibert	September 25, 2012	50,000	762,500
Mark L. Manheimer	September 25, 2012	50,000	762,500

(1)	Amounts represent the full grant date fair value of restricted common stock awards granted during 2012, calculated in accordance with ASC Topic 718. For a discussion of the assumptions used to calculate the value of all restricted common stock awards made to named executive officers, refer to Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2012.
(2)	Amount represents the grant date fair value of restricted common stock granted to the executive in connection with the termination and cancelation of the executive’s Redford restricted units.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following provides a description of the material terms of each named executive officer’s employment agreement. In addition to the terms described below, each of the employment agreements also provide for certain payments and benefits upon a termination without “cause,” for “good reason” (each, as defined in the applicable employment agreement) or as a result of our company’s non-extension of the employment term, which are described under the caption “—Potential Payments Upon Termination or Change of Control” below.

Thomas H. Nolan, Jr.

In June 2011 we entered into, and subsequently amended, an employment agreement with Mr. Nolan. The initial term of the amended employment agreement will end on September 4, 2014, subject to automatic one-year extension terms, unless earlier terminated by either our company or Mr. Nolan.

Pursuant to the amended employment agreement, Mr. Nolan commenced his services to our company in the capacity of a consultant (reporting to the Chairman of our board of directors). During this consulting period, Mr. Nolan was entitled to receive a fee of $2,800 for each day on which services were rendered. Mr. Nolan has served as our Chief Executive Officer since July 2011, and continues to serve in that capacity pursuant to the amended employment agreement.

Pursuant to the amended employment agreement, during the term of his employment, Mr. Nolan also serves as the Chairman of the board of directors of our company. During the employment term, Mr. Nolan is entitled to receive an annual base salary of $700,000, which is subject to increase at the discretion of our board of directors or compensation committee. In addition, Mr. Nolan is eligible to receive an annual discretionary cash performance bonus targeted at 150% of his base salary (with a maximum bonus opportunity equal to 200% of his base salary) based on the achievement of performance criteria established by our board of directors or compensation committee at any time prior to the end of the applicable fiscal year.

In connection with entering into the original employment agreement, Redford granted Mr. Nolan an award of restricted units in Redford. As mentioned above, in connection with our initial public offering, Mr. Nolan’s

Redford restricted unit grant was terminated and canceled and we granted Mr. Nolan 352,942 shares of restricted common stock of our company, which are subject to substantially the same vesting terms as the restricted unit award. As a result, 50% of such shares of restricted stock vested upon the completion of our initial public offering, with the remaining 50% to vest either (i) in three equal annual installments on the first through third anniversaries of our initial public offering or (ii) in full upon a subsequent “change of control” (as defined in Mr. Nolan’s amended employment agreement) of our company, subject, in each case, to Mr. Nolan’s continued employment with our company through the applicable vesting date(s) set forth in (i) or (ii).

Under the amended employment agreement, Mr. Nolan is eligible to participate in customary health, welfare and fringe benefit plans. In addition, Mr. Nolan is entitled to reimbursement of: (1) reasonable moving expenses, up to $100,000, incurred in connection with Mr. Nolan’s relocation from Illinois; and (2) legal fees and expenses incurred in connection with the negotiation of the amended employment agreement. The amended employment agreement also contains customary confidentiality, non-compete, non-solicitation, non-disparagement and inventions/intellectual property provisions.

Michael A. Bender

In August 2011 we entered into, and subsequently amended, an employment agreement with Mr. Bender. The initial term of the amended employment agreement will end on August 4, 2014, subject to automatic one-year extension terms, unless earlier terminated by either party. During the term of the amended employment agreement, Mr. Bender will serve as our Chief Financial Officer.

Pursuant to the amended employment agreement, Mr. Bender is entitled to receive an annual base salary of $290,000, which is subject to increase at the discretion of our board of directors or compensation committee. In addition, Mr. Bender is eligible to receive an annual discretionary cash performance bonus targeted at 100% of his base salary based on the achievement of performance criteria established by our compensation committee at any time prior to the end of the applicable fiscal year.

In connection with entering into the original employment agreement, Redford granted Mr. Bender an award of restricted units in Redford. As mentioned above, in connection with our initial public offering, Mr. Bender’s Redford restricted unit grant was terminated and canceled and we granted Mr. Bender 58,824 shares of restricted common stock of our company, which are subject to substantially the same vesting terms as the restricted unit award. As a result, 50% of such shares of restricted stock vested upon the completion of our initial public offering, with the remaining 50% to vest either (i) in three equal annual installments on the first through third anniversaries of our initial public offering or (ii) in full upon a subsequent “change of control” (as defined in Mr. Bender’s amended employment agreement) of our company, subject, in each case, to Mr. Bender’s continued employment with our company through the applicable vesting date(s) set forth in (i) or (ii).

Under the amended employment agreement, Mr. Bender is eligible to participate in customary health, welfare and fringe benefit plans. In addition, Mr. Bender is entitled to reimbursement of legal fees and expenses incurred in connection with the negotiation of the amended employment agreement. The amended employment agreement also contains customary confidentiality, non-compete, non-solicitation, non-disparagement and inventions/intellectual property provisions.

Peter M. Mavoides

In September 2011 we entered into, and subsequently amended, an employment agreement with Mr. Mavoides. The initial term of the amended employment agreement will end on September 19, 2014, subject to automatic one-year extension terms, unless earlier terminated by either party. During the term of the amended employment agreement, Mr. Mavoides will serve as our President and Chief Operating Officer.

Pursuant to the amended employment agreement, Mr. Mavoides is entitled to receive an annual base salary of $450,000, which is subject to increase at the discretion of our board of directors or compensation committee.

In addition, Mr. Mavoides is eligible to receive an annual discretionary cash performance bonus targeted at 100% of his base salary based on the achievement of performance criteria established by our board of directors or compensation committee at any time prior to the end of the applicable fiscal year.

In connection with entering into the original employment agreement, Redford granted Mr. Mavoides an award of restricted units in Redford. As mentioned above, in connection with our initial public offering, Mr. Bender’s Redford restricted unit grant was terminated and canceled and we granted Mr. Mavoides 58,824 shares of restricted common stock of our company, which are subject to substantially the same vesting terms as the restricted unit award. As a result, 50% of such shares of restricted stock vested upon the completion of our initial public offering, with the remaining 50% to vest either (i) in three equal annual installments on the first through third anniversaries of our initial public offering or (ii) in full upon a subsequent “change of control” (as defined in Mr. Mavoides’ amended employment agreement) of our company, subject, in each case, to Mr. Mavoides’ continued employment with our company through the applicable vesting date(s) set forth in (i) or (ii).

Under the amended employment agreement, Mr. Mavoides is eligible to participate in customary health, welfare and fringe benefit plans. In addition, Mr. Mavoides is entitled to reimbursement of reasonable moving, commuting and lodging expenses, and an amount equal to any excise taxes incurred with respect to such reimbursement, incurred in connection with Mr. Mavoides’ relocation to Arizona. The amended employment agreement also contains customary confidentiality, non-compete, non-solicitation, non-disparagement and inventions/intellectual property provisions.

Gregg A. Seibert

In January 2012 we entered into, and in May 2012 we amended, an employment agreement with Mr. Seibert that amends and restates his January 2011 employment offer letter. The initial term of the amended employment agreement will end on January 3, 2015, subject to automatic one-year extension terms, unless earlier terminated. During the term of the amended employment agreement, Mr. Seibert will serve as a Senior Vice President.

Pursuant to the amended employment agreement, Mr. Seibert is entitled to receive an annual base salary of $250,000 (effective January 1, 2012), which is subject to increase at the discretion of our compensation committee. In addition, Mr. Seibert is eligible to receive an annual discretionary cash performance bonus targeted at 100% of his base salary based on the achievement of performance criteria established by our board of directors or compensation committee at any time prior to the end of the year in which the annual bonus may be earned.

In connection with entering into the employment agreement, (i) we agreed to grant Mr. Seibert an award equal to $750,000 of equity in our common stock upon the closing of our initial public offering, and (ii) it is expected that Mr. Seibert will receive an additional equity grant equal to 100% of his base salary, to be granted at the end of the first year of the initial term, subject to his continued employment.

Under the amended employment agreement, Mr. Seibert is eligible to participate in customary health, welfare and fringe benefit plans. In addition, Mr. Seibert is entitled to reimbursement of legal fees and expenses incurred in connection with the negotiation of the employment agreement. The amended employment agreement also contains customary confidentiality, non-compete, non-solicitation, non-disparagement and inventions/intellectual property provisions.

Mr. Seibert’s right to receive the severance payments described below is subject to continued compliance with certain restrictive covenants and his delivery of an effective general release of claims in favor of our company.

Mark Manheimer

In April 2012 we entered into an employment agreement with Mr. Manheimer. The initial term of the amended employment agreement will end on April 17, 2015, subject to automatic one-year extension terms, unless earlier terminated. During the term of the employment agreement, Mr. Manheimer will serve as our Senior Vice President.

Pursuant to the employment agreement, Mr. Manheimer is entitled to receive an annual base salary of $250,000, which is subject to increase at the discretion of our compensation committee. In addition, Mr. Manheimer is eligible to receive an annual discretionary cash performance bonus targeted at 100% of his base salary based on the achievement of performance criteria established by our board of directors or compensation committee at any time prior to the end of the year in which the annual bonus may be earned. In connection with entering into the employment agreement, Mr. Manheimer also received a one-time $125,000 signing bonus.

In connection with entering into the employment agreement, (i) we agreed to grant Mr. Manheimer an award equal to $750,000 of equity in our common stock upon the closing of our initial public offering, and (ii) it is expected that Mr. Manheimer will receive an additional equity grant equal to 100% of his base salary, to be granted at the end of the first year of the initial term, subject to his continued employment.

Under the employment agreement, Mr. Manheimer is eligible to participate in customary health, welfare and fringe benefit plans. In addition, Mr. Manheimer is entitled to reimbursement of legal fees and expenses incurred in connection with the negotiation of the employment agreement. The amended employment agreement also contains customary confidentiality, non-compete, non-solicitation, non-disparagement and inventions/intellectual property provisions.

Mr. Manheimer’s right to receive the severance payments described below is subject to continued compliance with certain restrictive covenants and his delivery of an effective general release of claims in favor of our company.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table summarizes the number of shares of our common stock and other securities underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2012.

	Stock Awards
Name	Grant Date		Number of Shares of Stock That Have Not Vested (#)	Market Value Of Shares of Stock That Have Not Vested ($)(1)
Thomas H. Nolan, Jr.	September 25, 2012	(2)	176,471	3,137,654
	September 25, 2012	(3)	320,000	5,689,600
Michael A. Bender	September 25, 2012	(2)	29,412	522,945
	September 25, 2012	(3)	150,000	2,667,000
Peter M. Mavoides	September 25, 2012	(2)	29,412	522,945
	September 25, 2012	(3)	180,000	3,200,400
Gregg A. Seibert	September 25, 2012	(3)	50,000	889,000
Mark L. Manheimer	September 25, 2012	(3)	50,000	889,000

(1)	The market value of shares of our common stock that have not vested is calculated based on the closing trading price of our common stock as reported on the New York Stock Exchange on December 31, 2012 ($17.78), the last trading day of 2012.
(2)	Represents restricted stock awards granted in connection with the termination and cancelation of the executive’s Redford restricted units. Each restricted stock award vested as to 50% of the award upon our initial public offering, and the remaining 50% will vest either (i) in three equal annual installments on the first through third anniversaries of the initial public offering (which closed on September 25, 2012) or (ii) in full upon a subsequent change of control of our company, subject to the executive’s continued employment with our company through the applicable vesting date(s).

(3)	Represents restricted stock awards granted in connection with our initial public offering, which will vest with respect to one-third (1/3) of the shares subject to the award on each of the first, second and third anniversaries of the closing of our initial public offering (September 25, 2012), subject to the executive’s continued employment with our company through the applicable vesting date(s) described in (i) or (ii).

2012 Option Exercises and Stock Vested

We have not granted any stock options to our named executive officers. The following table summarizes vesting of restricted stock awards applicable to our named executive officers during the year ended December 31, 2012.

	Stock Awards
Name	Number of Shares Acquired Upon Vesting (#)(1)	Value Realized On Vesting ($)(2)
Thomas H. Nolan, Jr.	176,471	2,691,183
Michael A. Bender	29,412	448,533
Peter M. Mavoides	29,412	448,533

(1)	Represents restricted stock that vested in 2012 in connection with our initial public offering.
(2)	Amounts shown are based on the fair market value of our common stock on the applicable vesting date ($15.25).

Potential Payments Upon Termination or Change of Control

Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment or a change of control. The following discussion describes the payments and benefits to which our named executive officers would have become entitled upon a qualifying termination of employment or a change of control occurring on December 31, 2012.

Employment Agreements

Under the employment agreements for Messrs. Nolan, Bender, Mavoides, Seibert and Manheimer, if the executive’s employment is terminated by our company without “cause,” by the executive for “good reason” (each, as defined in the applicable employment agreement) or by reason of our company’s failure to extend the term of the executive’s employment agreement at the end of the initial three-year employment term or at the end of the one-year extension period(s) thereafter, then in addition to any accrued amounts,

Mr. Nolan would be entitled to receive the following:

(1)	continuation payments totaling two times Mr. Nolan’s annual base salary then in effect, payable over the 24-month period following the termination of employment;

(2)	a lump-sum payment equal to $1,000,000; and

(3)	accelerated vesting of the restricted stock award granted in connection with the termination and cancelation of Mr. Nolan’s Redford restricted unit award;

Mr. Bender would be entitled to receive the following:

(1)	continuation payments totaling two times Mr. Bender’s annual base salary then in effect, payable over the 24-month period following the termination of employment;

(2)	a lump-sum payment equal to $150,000; and

(3)	accelerated vesting of the restricted stock award granted in connection with the termination and cancelation of Mr. Bender’s Redford restricted unit award;

Mr. Mavoides would be entitled to receive the following:

(1)	continuation payments totaling one times Mr. Mavoides’ annual base salary then in effect, payable over the 12-month period following the termination of employment;

(2)	a lump-sum payment equal to $150,000;

(3)	a prorated performance bonus for our company’s fiscal year in which the termination occurs, based on performance achieved for the entire year; and

(4)	accelerated vesting of the restricted stock award granted in connection with the termination and cancelation of Mr. Mavoides’ Redford restricted unit award;

Each of Messrs. Seibert and Manheimer would be entitled to receive the following:

(1)	one year’s annual base salary, payable in continuation payments over the 12-month period following the termination of employment (Seibert) or in a lump-sum payment (Manheimer);

(2)	a lump-sum payment in an amount equal to the annual cash bonus earned by the executive in the year prior to the year in which the termination occurs;

(3)	an amount equal to the most recent annual cash bonus paid to the executive during the three-year period immediately preceding the year in which the termination occurs, pro-rated for the portion of the year of termination during which the executive was employed with our company; and

(4)	accelerated vesting of the restricted stock award granted to the executive in connection with our initial public offering.

Each executive’s right to receive the severance payments described above is subject to continued compliance with certain restrictive covenants and his delivery of an effective general release of claims in favor of our company. In the event that a “change of control” (as defined in the amended employment agreements for Messrs. Nolan, Bender and Mavoides) of our company occurs and an excise tax is imposed as a result of any compensation or benefits provided to Messrs. Nolan, Bender or Mavoides in connection with such change of control, our company will pay or reimburse the executive an amount equal to such excise tax plus any taxes resulting from such payment or reimbursement.

Furthermore, under the employment agreements for Messrs. Seibert and Manheimer, in the event that the executive is terminated by reason of his death or disability, the executive will be entitled to receive, in addition to payment of accrued compensation and benefits through the date of termination, an amount equal to the most recent annual cash bonus paid during the three-year period immediately preceding the year in which the termination occurs, pro-rated for the portion of the year of termination during which the executive was employed with our company.

Equity Awards

The restricted stock award agreements covering the restricted stock awards granted to Messrs. Nolan, Bender and Mavoides in connection with our initial public offering provide for accelerated vesting of these awards upon a termination by our company without “cause” or by the employee for “good reason”, or as a result of our company’s non-extension of the employment term under the executive’s amended employment agreement.

Waiver Agreements

In January 2013 Messrs. Nolan, Bender, Mavoides, Seibert and Manheimer each entered into waiver agreements, pursuant to which the executive agreed that (i) the Merger will not constitute a “change in control” for purposes of the executive’s amended employment agreement and related restricted stock agreements, (ii) any change in position that occurs in connection with the Merger will not constitute “good reason” or a termination without “cause” for purposes of the executive’s amended employment agreement and related restricted stock agreements. Under the waiver agreements, each of Messrs. Nolan, Bender and Mavoides also waived his entitlement to a tax gross-up payment under Section 280G of the Code as a result of any payments made to him in connection with the Merger.

Summary of Potential Payments

The following table summarizes the payments that would be made to certain of our named executive officers upon the occurrence of certain qualifying terminations of employment, assuming such named executive officer’s termination of employment with our company occurred on December 31, 2012 and, where relevant, that a change of control of our company occurred on December 31, 2012. Amounts shown in the table below do not include (1) accrued but unpaid salary and (2) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation.

Name	Benefit	Termination Upon Death, Disability or Retirement	Termination Without Cause, For Good Reason or due to Company Non- Renewal of Employment Agreement (No Change of Control)($)	Change of Control (No Termination) ($)	Termination Without Cause, For Good Reason or due to Company Non- Renewal of Employment Agreement In Connection with a Change of Control ($)(1)
Thomas H. Nolan, Jr.	Cash Severance(2)	—	2,400,000	—	2,400,000
	Accelerated Vesting(3)	—	8,827,254	3,137,654	8,827,254
	Excise Tax Gross-Up (4)	—	—	—	4,909,504
	Total	—	11,227,254	3,137,654	16,136,758

Michael A. Bender	Cash Severance(2)	—	850,000	—	850,000
	Accelerated Vesting(3)	—	3,189,945	522,945	3,189,945
	Excise Tax Gross-Up (4)	—	—	—	—
	Total	—	4,039,945	522,945	4,039,945

Peter M. Mavoides	Cash Severance(2)	—	600,000	—	600,000
	Bonus(5)	—	600,000	—	600,000
	Accelerated Vesting(3)	—	3,723,345	522,945	3,723,345
	Excise Tax Gross-Up (4)	—	—	—	1,849,368
	Total	—	4,923,345	522,945	6,772,713

Gregg A. Seibert	Cash Severance(6)	—	250,000	—	250,000
	Bonus(7)	100,000	200,000	—	200,000
	Accelerated Vesting(3)	—	889,000	—	889,000
	Total	100,000	1,339,000	—	1,339,000

Mark L. Manheimer	Cash Severance(8)	—	250,000	—	250,000
	Bonus(9)	—	—	—	—
	Accelerated Vesting (3)	—	889,000	—	889,000
	Total	—	1,139,000	—	1,139,000

(1)

Represents amounts to which named executive officers are entitled upon a qualifying termination of employment in connection with a change of control of our company. Amounts shown in this column would not be in addition to amounts shown in the “Termination Without Cause, For Good Reason or due to

Company Non-Renewal of Employment Agreement (No Change of Control)” and/or the “Change of Control (No Termination)” column.
(2)	Represents (a) continuation of salary payments for the applicable payout period and (b) the lump-sum cash non-salary payments provided under the named executive officer’s amended employment agreement.
(3)	Represents the aggregate value of the named executive officer’s restricted common stock that would have vested on an accelerated basis, determined by multiplying the number of shares of restricted stock that would have been accelerated by the fair market value of our common stock on December 31, 2012 ($17.78).
(4)	Represents additional tax-gross up payments to compensate for excise taxes imposed by Section 4999 of the Internal Revenue Code on the benefits provided.
(5)	Represents Mr. Mavoides’ performance bonus for 2012, based on performance achieved for the entire year. Upon a qualifying termination of employment, this amount would be pro-rated to reflect the number of days in the year of termination that he provided services to our company (which, for purposes of this table, is a full year of service in the event of a termination on December 31, 2012).
(6)	Represents continuation of salary payments for the applicable payout period.
(7)	Represents the sum of (a) the lump-sum payment in an amount equal to the annual cash bonus earned by Mr. Seibert in the year prior to the year in which the termination occurs (i.e., 2011) and (b) an amount equal to the most recent annual cash bonus paid to Mr. Seibert during the three-year period immediately preceding the year in which the termination occurs which, upon a qualifying termination of employment, would be pro-rated to reflect the number of days in the year of termination that Mr. Seibert provided services to our company (which, for purposes of this table, is a full year of service in the event of a termination on December 31, 2012).
(8)	Represents a lump-sum payment equal to one year of Mr. Manheimer’s annual base salary.
(9)	Under his employment agreement, Mr. Manheimer is entitled to receive the sum of (a) a lump-sum payment in an amount equal to the annual cash bonus earned by Mr. Manheimer in the year prior to the year in which the termination occurs (i.e., 2011) and (b) an amount equal to the most recent annual cash bonus paid to Mr. Manheimer during the three-year period immediately preceding the year in which the termination occurs, pro-rated for the portion of 2012 during which Mr. Manheimer was employed with our company. As Mr. Manheimer was not employed by our company prior to 2012, he would not be entitled amounts under (a) or (b) in connection with a qualifying termination on December 31, 2012.

Director Compensation

In connection with our initial public offering in September 2012, our board of directors approved a compensation program, which we refer to as the Director Compensation Program, for our non-employee directors not affiliated with Macquarie Capital (USA) Inc., whom we refer to as eligible directors. The Director Compensation Program, which governed 2012 post-initial public offering compensation for our eligible directors, consists of annual retainer fees and long-term equity awards. Under the Director Compensation Program eligible directors are entitled to receive a combination of cash and equity-based compensation, as described below:

Cash Compensation

Effective upon our initial public offering, each eligible director is entitled to receive an annual cash retainer of $70,000. In addition, the committee chairpersons and Lead Independent Director receive the following annual cash retainers (as applicable):

Audit committee chair: $20,000

Compensation committee chair: $10,000

Nominating and corporate governance committee chair: $10,000

Lead Independent Director: $20,000

All annual retainers are paid in cash quarterly in arrears following the end of the applicable calendar quarter. Eligible directors are also entitled to board of directors meeting fees equal to $1,000 per meeting for in-person attendance and $500 per meeting for telephonic attendance.

Equity Compensation

In connection with our initial public offering, under the Director Compensation Program each eligible director serving at the time of the offering was granted a one-time grant of 5,000 shares of restricted stock that will vest in full on the first anniversary of our initial public offering, subject to continued service on our board of directors. In addition, under the Director Compensation Program, an eligible director who subsequently joins the board of directors will receive a grant of restricted stock covering a number of shares having a value equal to $80,000 when he or she joins our board of directors. Each restricted stock grant will vest in full on the first anniversary of the initial election of appointment of the eligible director, subject to the eligible director’s continued service with our company through such vesting date.

In addition, under the Director Compensation Program, an eligible director will receive an annual common stock grant valued at $80,000 on the date of each annual meeting of our stockholders.

The following table provides additional detail regarding the 2012 compensation of our eligible directors:

Name (1)	Fees Earned in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Thomas H. Nolan, Jr.	—	—	—
Kevin M. Charlton	—	—	—
Todd A. Dunn	21,641	76,250	97,891
David J. Gilbert	24,304	76,250	100,554
Richard I. Gilchrist	26,467	76,250	102,717
Diane M. Morefield	26,967	76,250	103,217
Nicholas P. Shepherd	22,804	76,250	99,054

(1)	Mr. Nolan, our Chief Executive Officer, is not included in this table as he is an employee of the company and does not receive compensation for his services as a director. All compensation paid to Mr. Nolan in 2012 for services he provides to us is reflected in the Summary Compensation Table. Mr. Charlton is affiliated with Macquarie Capital, Inc. (USA) and therefore did not receive any compensation in 2012 under the Director Compensation Program, or otherwise.
(2)	Amount reflects (1) annual retainers and, if applicable, committee chair retainers, earned in 2012 and (2) board meeting fees.
(3)	Each eligible director serving on our board of directors on the date of our initial public offering in 2012 received a grant of 5,000 shares of restricted stock, which will vest, and the restrictions thereon will lapse, on the first anniversary of the initial public offering, subject to continued service with us through such first anniversary. Amounts reflect the full grant date fair value of restricted stock awards granted with respect to services performed in 2012 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock awards made to directors in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2012. As of December 31, 2012, each of our non-employee directors held 5,000 shares of restricted stock.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Compensation Committee Report

The information contained in this Report of the Compensation Committee shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act (except to the extent that we specifically incorporate this information by reference).

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis and, based on such review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

David J. Gilbert

Richard I. Gilchrist

Kevin M. Charlton

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	—	—	1,725,388
Equity compensation plans not approved by stockholders	—	—	—

Total	—	—	1,725,388

(1)	Consists of the Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock for (1) each person who is a beneficial owner of 5% or more of our outstanding common stock, (2) each of our directors, director nominees and named executive officers and (3) all of our directors, director nominees and executive officers as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. Each person named in the following table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or other rights (as set forth above) held by that person that are exercisable as of February 27, 2013 or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated, the address of each named person is c/o Spirit Realty Capital, Inc., 16767 North Perimeter Drive, Suite 210, Scottsdale, AZ 85260. No shares beneficially owned by any executive officer, director or director nominee have been pledged as security.

Name of Beneficial owner	Number of Shares Beneficially Owned	Percentage of All Shares(1)
Greater than 5% Stockholders
Macquarie Group (US) Holdings No. 1 Pty Limited(2)	6,568,255	7.7%
Entities affiliated with TPG-Axon(3)	6,568,408	7.7%
Isis Investments Limited(4)	5,254,604	6.2%
Entities affiliated with Highland Capital Management(5)	4,385,584	5.2%
Entities affiliated with GoldenTree Asset Management LP(6)	5,522,264	6.5%
Midtown Acquisitions L.P.(7)	4,408,000	5.2%

Director, Director Nominees and Named Executive Officers
Thomas H. Nolan, Jr.	672,942	*
Peter M. Mavoides	238,824	*
Michael A. Bender	208,824	*
Mark L. Manheimer	50,000	*
Gregg A. Seibert	52,760	*
Kevin M. Charlton(8)	6,568,255	7.7%
Todd A. Dunn	5,000	*
David J. Gilbert	5,000	*
Richard I. Gilchrist	5,000	*
Diane M. Morefield	5,000	*
Nicholas P. Shepherd	5,000	*

All Director, Director Nominees and Executive Officers as a Group (11 persons)	7,816,605	9.2%

*	Represents less than 1.0%.
(1)	Assumes 84,851,515 shares of our common stock are outstanding.
(2)	Represents the number of shares of our common stock beneficially owned, as reported on Schedule 13D filed with the Securities and Exchange Commission on September 25, 2012, by Macquarie Group (US) Holdings No. 1 Pty Limited either directly or through its affiliates. The members of the board of directors of Macquarie Group (US) Holdings No. 1 Pty Limited are Kevin M. Charlton, Christopher Green, Richard John Hughes and Charles Tamplin, and these individuals may be deemed to share voting power and investment control over the shares of our common stock held by Macquarie Group (US) Holdings No. 1 Pty Limited. These individuals disclaim beneficial ownership of the shares of our common stock held by Macquarie Group (US) Holdings No. 1 Pty Limited. The address for Macquarie Group (US) Holdings No. 1 Pty Limited is No. 1 Martin Place, Sydney, New South Wales, 2000, Australia.
(3)

Represents the number of shares of our common stock beneficially owned, as reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013, by TPG-Axon either directly or through its affiliates. The entities affiliated with TPG-Axon that hold shares of our common stock are TPG-Axon

Partners, LP and TPG-Axon Spirit Holdings Ltd., which is a wholly-owned subsidiary of TPG-Axon International, LP. The general partners of TPG-Axon Partners, LP and TPG-Axon International, LP are TPG-Axon Partners GP, L.P. and TPG-Axon International GP, LLC, respectively. TPG-Axon GP, LLC is the general partner of TPG-Axon Partners GP, L.P. and the managing member of TPG-Axon International GP, LLC. The managing member of TPG-Axon GP, LLC is Dinakar Singh LLC, which, in turn, is controlled by Dinakar Singh. Mr. Singh may be deemed to share voting power and investment control over the shares of our common stock held by entities affiliated with TPG-Axon. Mr. Singh disclaims beneficial ownership of the shares of our common stock held by entities affiliated with TPG-Axon except to the extent of any pecuniary interest therein. The address for entities affiliated with TPG-Axon is 888 Seventh Avenue, 38th Floor, New York, NY 10019.
(4)	Andrew Paul Shimmin is the court appointed liquidator and deemed official receiver of Isis Investments Limited, and Mr. Shimmin may be deemed to have voting power and investment control over the shares of our common stock held by Isis Investments Limited. Mr. Shimmin disclaims beneficial ownership of the shares of our common stock held by Isis Investments Limited except to the extent of any pecuniary interest therein. The address for Isis Investments Limited is 13-15 Hope Street, Douglas, Isle of Man, IM1 1AQ British Isles.
(5)	Represents the number of shares of our common stock beneficially owned, as reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013, by Highland Capital Management either directly or through its affiliates. The entities affiliated with Highland Capital Management, L.P., or HCMLP, are each managed by HCMLP, except for the Pyxis Credit Strategies Fund (fka Highland Credit Strategies Fund), which is an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The HCMLP-managed entities are controlled by James Dondero. The Pyxis Credit Strategies Fund is managed under an investment advisory agreement with Pyxis Capital, L.P. subject to the governance of the Board of Trustees of the fund. Mr. Dondero may be deemed to share voting power and investment control over the shares of our common stock held by the entities affiliated with Highland Capital Management. Mr. Dondero disclaims beneficial ownership of the shares of our common stock held by the entities affiliated with Highland Capital Management except to the extent of any pecuniary interest therein. The address for the entities affiliated with Highland Capital Management is 13455 Noel Road, Suite 800, Dallas, TX 75240.
(6)	Represents the number of shares of our common stock beneficially owned, as reported on Schedule 13G filed with the Securities and Exchange Commission on February 12, 2013, by GoldenTree Asset Management LP either directly or through its affiliates. The entities affiliated with GoldenTree Asset Management LP, or GTAM, are each managed by GTAM, which is an investment advisor registered under the 1940 Act. GoldenTree Asset Management LP is controlled by its general partner, GoldenTree Asset Management LLC, which in turn is controlled by its senior managing member, Steven A. Tananbaum. Each of the entities are managed pursuant to an investment management agreement entered into with GTAM. Mr. Tananbaum may be deemed to share voting power and investment control over the shares of our common stock held by the entities affiliated with GTAM. Mr. Tananbaum disclaims beneficial ownership of the shares of our common stock held by the entities affiliated with GTAM except to the extent of any pecuniary interest therein. The address for the entities affiliated with GTAM is 300 Park Avenue, New York, New York 10022.
(7)

Represents the number of shares of our common stock beneficially owned, as reported on Schedule 13G filed with the Securities and Exchange Commission on October 1, 2012, by Midtown Acquisitions L.P. either directly or through its affiliates. Davidson Kempner Capital Management LLC, acting through its affiliates pursuant to various advisory agreements, or DKCM, is the ultimate investment manager of Midtown Acquisitions L.P., or Midtown, and affiliated funds who are partners therein. DKCM has overall responsibility for investment decisions made on behalf of Midtown. Thomas L. Kempner, Jr. serves as the Executive Managing Member of DKCM. The other partners of DKCM are Stephen M. Dowicz, Scott E. Davidson, Timothy I. Levart, Robert J. Brivio, Jr., Eric P. Epstein, Anthony A. Yoseloff, Avram Z. Friedman, Conor Bastable, Jogeesvaran Chris Krishanthan, Shulamit Leviant and Morgan Blackwell. Each such person may be deemed to share voting power and investment control over the shares of our common stock held by Midtown. Each such person disclaims ownership of the shares of our common stock held by Midtown except to the extent of any pecuniary interest therein. The address for Midtown is 65 East 55th Street, 19th Floor, New York, NY 10022.
(8)	Kevin M. Charlton is a member of the board of directors of Macquarie Group (US) Holdings No. 1 Pty Limited and may be deemed to have beneficial ownership of the shares of our common stock owned by Macquarie Group (US) Holdings No. 1 Pty Ltd. Mr. Charlton disclaims beneficial ownership of the shares of our common stock held by Macquarie Group (US) Holdings No. 1 Pty Limited.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registration Rights Agreement

We are a party to a registration rights agreement with Redford, investors in Redford (including Macquarie Group (US) Holdings No. 1 Pty Limited, Kaupthing hf., Isis Investments Limited and entities affiliated with TPG-Axon), the TLC lenders and certain members of our management team. The agreement provides for various registration rights.

Indemnification of Directors and Officers

We have entered into indemnification agreements with each of our directors and executive officers.

Relationships with Macquarie Capital (USA) Inc.

Kevin M. Charlton, a member of our board of directors, is a Managing Director in the Principal Transactions Group of Macquarie Capital (USA) Inc. Our August 2007 privatization was structured and led by an affiliate of Macquarie Capital (USA) Inc. Macquarie Group (US) Holdings No. 1 Pty Limited, an affiliate of Macquarie Capital (USA) Inc., owns approximately 7.7% of our common stock. Set forth below is a summary of certain transactions that we have completed with Macquarie Capital (USA) Inc. and its affiliates.

Macquarie Capital (USA) Inc. was one of the joint book-running managers of the IPO and received its pro rata share of the underwriting discounts and commissions.

Director Independence

A majority of our directors meet the criteria for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of the NYSE. The NYSE Listed Company Manual and corresponding listing standards provide that, in order to be considered independent, the board of directors must determine that a director has no material relationship with the Company other than as a director. The board of directors has reviewed the relationships between the Company, including its subsidiaries or affiliates, and each member of the board of directors (and each director’s immediate family members).

Based on its review, the board of directors has affirmatively determined that none of Messrs. Charlton, Dunn, Gilbert, Gilchrist or Shepherd or Ms. Morefield currently have any material relationship with Spirit other than as a director and each is “independent” within the foregoing independence standards. Mr. Nolan was determined to not be independent based on his service as the Company’s Chief Executive Officer.

The board of directors has also determined that each member of the audit committee, compensation committee and nominating and corporate governance committee, respectively, is “independent” under the applicable listing standards of the NYSE and, with respect to members of the audit committee, the audit committee requirements of the SEC. None of the members of these committees is an officer, employee or former employee of the Company or any of the Company’s subsidiaries.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP’s fees for the fiscal years ended December 31, 2012 and 2011 were as follows (in thousands):

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees	$1,226	$1,245
Audit-Related Fees	—	—
Tax Fees	263	579
All Other Fees	—	—

Total fees	$1,489	$1,824

A description of the types of services provided in each category is as follows:

Audit Fees—Includes audit of our annual financial statements; review of our quarterly reports on Form 10-Q; review of our annual report on Form 10-K; and audits performed, issuance of consents, issuance of comfort letters as part of underwriters’ due diligence, and review of various registration statements all in conjunction with the IPO.

Audit-Related Fees—Includes financial due diligence in connection with acquisitions and access to accounting research database. None were incurred or paid in 2012 or 2011.

Tax Fees—Includes tax preparation services and domestic tax planning and advice.

All of the services performed by Ernst & Young LLP for the Company during 2012 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all significant audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) and (2)

Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

Schedule III – Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2012.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)	Exhibits.

Exhibit No.	Description

2.1(6)	Agreement and Plan of Merger, among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated as of January 22, 2013.

3.1(4)	Sixth Articles of Amendment and Restatement of Spirit Realty Capital, Inc.

3.2(4)	Fourth Amended and Restated Bylaws of Spirit Realty Capital, Inc.

4.1(2)	Form of Common Stock Certificate of Spirit Realty Capital, Inc.

4.2(1)	Amended and Restated Master Indenture dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee

4.3(1)	Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee

4.4(1)	Series 2006-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Citibank, N.A., as indenture trustee

4.5(1)	Series 2007-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., as indenture trustee

10.1(4)	Agreement of Limited Partnership of Spirit Realty, L.P. dated as of September 25, 2012.

10.2(4)	Registration Rights Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated September 25, 2012.

10.3(3)	Spirit Realty Capital, Inc. Director Compensation Program.

10.4(3)	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan.

10.5(4)	Credit Agreement between Spirit Realty, L.P., Deutsche Bank AG New York Branch, as administrative agent, and the various financial institutions as are or may become parties thereto dated September 25, 2012.

10.6(4)	Guaranty by Spirit Realty Capital, Inc. and Spirit General OP Holdings, LLC to and for the benefit of the Credit Parties, as defined therein, dated as of September 25, 2012.

10.7(4)	Consent to Transaction by and among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, Spirit Realty Capital, Inc., Spirit Realty, L.P. and U.S. Bank National Association, as trustee, successor–in-interest to Bank of America, N.A., as trustee, successor by merger to LaSalle Bank National Association, as trustee, under that certain Pooling and Servicing Agreement dated as of June 1, 2006, for the Registered Holders of Citigroup Commercial Mortgage Trust 2006-C4 Commercial Mortgage Pass-Through Certificates, Series 2006-C4, U.S. Bank National Association, as trustee successor-in-interest to Bank of America, N.A., as trustee, successor by merger to LaSalle Bank National Association, as trustee under that certain Pooling and Servicing Agreement dated as of October 1, 2006, for the Registered Holders of CD 2006-CD3 Commercial Mortgage Pass-Through Certificates, and U.S. Bank National Association, in its capacity as trustee, successor-in interest to Bank of America, N.A. in its capacity as trustee, successor-in-interest to Wells Fargo Bank, N.A., in its capacity as trustee, under that certain Pooling and Servicing Agreement dated as of December 1, 2006, for the Registered Holders of COBALT CMBS Commercial Mortgage Trust 2006-C1 Commercial Mortgage Pass-Through Certificates, Series 2006-C1, dated September 25, 2012.

10.8(4)	Omnibus Modification Agreement by and among Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, as issuers, Spirit Realty Capital, Inc., Spirit Realty, L.P., Midland Loan Services, Inc., Ambac Assurance Corporation, Citibank, N.A., Spirit Property Holdings, LLC and Spirit Pocono Corporation, dated September 25, 2012.

10.9(4)	Consent and Acknowledgement and Eighth Amendment to Loan Agreement by and among U.S. Bank National Association, as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C33, Spirit SPE Portfolio 2007-2, LLC, Spirit Realty Capital, Inc. and Spirit Realty, L.P., dated September 25, 2012.

10.10(5)	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Michael A. Bender, dated October 1, 2011.

10.11(5)	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Michael A. Bender, dated November 9, 2011.

10.12(5)	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Peter M. Mavoides, dated October 1, 2011.

10.13(5)	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Peter M. Mavoides, dated November 9, 2011.

10.14(5)	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated August 29, 2011.

10.15(5)	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated October 1, 2011.

10.16(5)	Amendment No. 3 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated November 9, 2011.

10.17(6)	First Amendment to the Change of Control Severance Plan for Certain Covered Participants of Spirit Finance Corporation.

10.18(6)	Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated January 22, 2013.

10.19(6)	Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated January 22, 2013.

10.20(6)	Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated January 22, 2013.

10.21(6)	Agreement among Spirit Realty Capital, Inc. and Mark Manheimer, dated January 22, 2013.

10.22(6)	Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated January 22, 2013.

14.1*	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Condensed Consolidated Financial Statements of Specialty Retail Shops Holding Corp. and Subsidiaries as of October 27, 2012 (unaudited), January 28, 2012 and October 29, 2011 (unaudited) and for the 39 Weeks Ended October 27, 2012 and October 29, 2011 (unaudited).

99.2(6)	Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and Macquarie Group (US) Holdings No. 1 Pty Ltd., dated as of January 22, 2013.

99.3(6)	Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and TPG-Axon Partners, LP, dated as of January 22, 2013.

99.4(6)	Voting Agreement among Spirit Realty Capital, Inc., Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP and TPG-Axon Spirit Holdings Ltd., dated as of January 22, 2013.

99.5(6)	Advisory and Property Management Matters Agreement among Cole Credit Property Trust II, Inc., Cole Operating Partnership II, LP, Cole REIT Advisors II, LLC and Cole Realty Advisors, Inc., dated as of January 22, 2013.

101*/**	The following financial information from Spirit Realty Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

(1)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11 (File No. 333-177904), as filed with the Securities and Exchange Commission on November 10, 2011.
(2)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on June 8, 2012.
(3)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on August 31, 2012.
(4)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.
(5)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2012.
(6)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 23, 2012.

SPIRIT REALTY CAPITAL, INC.

SCHEDULE III REAL ESTATE AND

ACCUMULATED DEPRECIATION

(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Restaurants
Adairsville, GA	(a	)	557	318	—	—	557	318	875	(102)	1986	9/29/06	15 to 20 years
Addison, TX	(a	)	1,615	2,476	—	—	1,615	2,476	4,091	(567)	1998	9/30/04	15 to 30 years
Akron, OH	(a	)	247	198	—	—	247	198	445	(79)	1971	5/25/05	15 to 20 years
Akron, OH	(a	)	218	273	—	—	218	273	491	(95)	1976	5/25/05	15 to 20 years
Akron, OH	(a	)	310	394	—	—	310	394	704	(134)	1982	5/25/05	15 to 20 years
Albuquerque, NM	(a	)	120	1,336	—	—	120	1,336	1,456	(241)	1999	12/30/04	30 to 30 years
Albuquerque, NM	(a	)	1,036	1,655	—	—	1,036	1,655	2,691	(422)	1994	12/30/04	15 to 30 years
Alcoa, TN	(a	)	228	219	—	—	228	219	447	(64)	1982	11/2/07	15 to 30 years
Alcoa, TN	(a	)	483	318	—	—	483	318	801	(95)	1978	11/2/07	15 to 30 years
Alexandria, VA	(a	)	1,024	202	—	5	1,024	207	1,231	(84)	1979	12/19/06	15 to 20 years
Alvin, TX	(a	)	256	585	—	—	256	585	841	(339)	1997	12/30/04	10 to 15 years
Apopka, FL	(a	)	1,038	482	—	—	1,038	482	1,520	(334)	1977	6/25/04	10 to 15 years
Apple Valley, MN	(a	)	1,119	1,055	—	—	1,119	1,055	2,174	(270)	1999	9/24/04	15 to 30 years
Appleton, WI	(a	)	727	1,329	—	9	727	1,338	2,065	(365)	1993	12/29/06	8 to 30 years
Ardmore, OK	(a	)	1,332	1,466	—	—	1,332	1,466	2,798	(432)	1986	2/26/07	14 to 30 years
Arlington, TX	(a	)	2,064	2,043	—	—	2,064	2,043	4,107	(462)	1995	9/30/04	15 to 30 years
Arlington, TX	(a	)	1,301	1,032	—	—	1,301	1,032	2,333	(422)	1978	2/26/07	14 to 20 years
Athens, TN	(a	)	388	748	—	—	388	748	1,136	(203)	1994	6/25/04	15 to 30 years
Athens, TN	(a	)	197	341	—	176	197	517	714	(105)	1977	11/2/07	15 to 30 years
Atlanta, GA	(a	)	513	483	—	—	513	483	996	(19)	2002	2/2/12	15 to 30 years
Atlanta, GA	(b	)	265	476	—	—	265	476	741	(17)	1998	2/2/12	15 to 30 years
Atlanta, GA	(b	)	488	653	—	—	488	653	1,141	(24)	1995	2/2/12	15 to 30 years
Auburn, CA	(a	)	579	299	—	—	579	299	878	(81)	1992	12/29/06	15 to 30 years
Aurora, IL	(a	)	286	726	—	—	286	726	1,012	(198)	1998	12/29/06	15 to 30 years
Aurora, IL	(a	)	695	1,482	—	—	695	1,482	2,177	(329)	1997	3/7/07	15 to 30 years
Austell, GA	(a	)	973	415	—	—	973	415	1,388	(103)	1993	2/28/06	15 to 30 years
Austell, GA	(a	)	838	216	—	—	838	216	1,054	(125)	1962	2/28/06	15 to 20 years
Austintown Township, OH	(a	)	1,106	450	—	—	1,106	450	1,556	(132)	1991	2/6/07	15 to 30 years
Baker, LA	(a	)	254	468	—	—	254	468	722	(116)	1988	9/24/04	15 to 30 years
Bartonville, IL	(c	)	410	856	—	—	410	856	1,266	—	1980	12/21/12	15 to 30 years
Baton Rouge, LA	(a	)	594	417	—	—	594	417	1,011	(172)	1979	6/25/04	15 to 20 years
Baton Rouge, LA	(a	)	565	286	—	—	565	286	851	(131)	1991	6/25/04	15 to 20 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Baton Rouge, LA	(a	)	401	567	—	—	401	567	968	(215)	1978	7/28/04	15 to 20 years
Baton Rouge, LA	(a	)	747	558	—	—	747	558	1,305	(231)	1984	9/24/04	15 to 20 years
Baton Rouge, LA	(a	)	472	642	—	—	472	642	1,114	(166)	1987	9/24/04	15 to 30 years
Baton Rouge, LA	(a	)	391	599	—	—	391	599	990	(204)	1983	9/24/04	15 to 20 years
Beaumont, TX	(a	)	1,435	1,541	—	—	1,435	1,541	2,976	(394)	1997	6/29/07	15 to 40 years
Bellefontaine, OH	(a	)	388	778	(12)	—	376	778	1,154	(249)	1989	12/29/06	15 to 20 years
Bentonville, AR	(a	)	635	900	—	—	635	900	1,535	(228)	2004	7/7/05	15 to 30 years
Blakely, GA	(a	)	288	744	—	—	288	744	1,032	(270)	1987	6/25/04	15 to 20 years
Bloomingdale, IL	(a	)	426	1,956	—	—	426	1,956	2,382	(404)	1992	12/29/06	15 to 30 years
Blue Springs, MO	(c	)	688	119	101	(119)	789	—	789	—	1994	9/23/05	38 to 38 years
Boardman Township, OH	(a	)	1,560	557	—	—	1,560	557	2,117	(154)	1985	2/6/07	15 to 30 years
Boise, ID	(a	)	809	601	(400)	(259)	409	342	751	(156)	1998	6/25/04	15 to 30 years
Bolingbrook, IL	(a	)	762	821	—	—	762	821	1,583	(281)	1994	9/23/05	15 to 20 years
Boone, NC	(a	)	750	379	—	—	750	379	1,129	(122)	2006	12/29/06	15 to 30 years
Borough Of Edinboro, PA	(a	)	384	350	—	—	384	350	734	(116)	1973	2/6/07	15 to 30 years
Bowie, MD	(a	)	333	173	—	123	333	296	629	(75)	1983	11/27/06	15 to 20 years
Bowie, MD	(c	)	1,501	615	—	—	1,501	615	2,116	(167)	2004	12/31/07	15 to 40 years
Branson, MO	(a	)	1,497	1,684	—	—	1,497	1,684	3,181	(462)	1994	9/23/05	15 to 30 years
Bristol, TN	(a	)	484	134	—	—	484	134	618	(128)	1991	11/23/04	15 to 20 years
Bristol, TN	(c	)	474	282	—	—	474	282	756	—	1985	12/21/12	10 to 15 years
Bristol, VA	(c	)	492	366	—	—	492	366	858	—	1982	12/21/12	15 to 20 years
Bristol, VA	(c	)	369	564	—	—	369	564	933	—	1991	12/21/12	15 to 20 years
Brunswick, GA	(a	)	774	614	—	—	774	614	1,388	(213)	1999	9/24/04	15 to 20 years
Bryan, TX	(a	)	739	700	—	—	739	700	1,439	(252)	1988	12/30/04	15 to 20 years
Buckhannon, WV	(c	)	438	529	—	—	438	529	967	—	1978	12/21/12	15 to 20 years
Buffalo, MN	(a	)	189	227	—	—	189	227	416	(81)	1978	5/24/05	15 to 20 years
Buffalo, NY	(a	)	737	629	—	—	737	629	1,366	(140)	1993	11/10/05	15 to 30 years
Buffalo, NY	(a	)	821	694	—	—	821	694	1,515	(157)	1976	11/10/05	15 to 30 years
Burlington, IA	(a	)	304	588	—	—	304	588	892	(163)	1996	9/23/05	15 to 30 years
Burlington, IA	(a	)	318	484	—	—	318	484	802	(138)	2006	9/23/05	15 to 30 years
Burr Ridge, IL	(a	)	759	977	16	1,584	775	2,561	3,336	(396)	1997	6/25/04	15 to 30 years
Calhoun, GA	(b	)	503	713	—	—	503	713	1,216	(27)	1988	2/2/12	15 to 30 years
Canton, MI	(a	)	2,071	1,224	—	—	2,071	1,224	3,295	(388)	1996	6/25/04	15 to 30 years
Canton, OH	(a	)	215	483	—	—	215	483	698	(144)	1974	5/25/05	15 to 20 years
Carrollton, GA	(a	)	508	603	—	—	508	603	1,111	(134)	2000	2/28/06	15 to 40 years
Carrollton, GA	(b	)	613	503	—	—	613	503	1,116	(27)	1988	2/2/12	15 to 20 years
Carrollton, KY	(a	)	229	730	—	—	229	730	959	(169)	1990	12/29/06	13 to 28 years
Cartersville, GA	(a	)	581	730	—	—	581	730	1,311	(198)	1997	2/28/06	15 to 30 years
Cartersville, GA	(a	)	439	451	—	—	439	451	890	(145)	1990	2/28/06	15 to 30 years
Casper, WY	(a	)	54	762	—	—	54	762	816	(158)	1969	12/29/06	15 to 30 years
Cedar Hill, TX	(a	)	620	501	—	—	620	501	1,121	(158)	2005	12/29/06	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Charleston, IL	(a	)	272	220	—	—	272	220	492	(134)	1986	9/23/05	10 to 15 years
Chatsworth, GA	(a	)	213	558	—	—	213	558	771	(131)	1979	11/2/07	15 to 30 years
Chattanooga, TN	(a	)	482	682	—	—	482	682	1,164	(188)	1997	6/25/04	15 to 30 years
Chattanooga, TN	(a	)	600	389	—	—	600	389	989	(101)	1995	9/29/06	15 to 30 years
Chattanooga, TN	(a	)	352	246	—	—	352	246	598	(101)	1984	11/2/07	15 to 30 years
Cheektowaga, NY	(a	)	561	549	—	—	561	549	1,110	(133)	1985	11/10/05	15 to 30 years
Chesapeake, VA	(c	)	1,046	334	—	75	1,046	409	1,455	(194)	1995	6/25/04	10 to 25 years
Cheyenne, WY	(a	)	277	2,041	—	—	277	2,041	2,318	(584)	1928	12/29/06	15 to 20 years
Chicago, IL	(a	)	313	275	—	—	313	275	588	(89)	1982	5/25/05	15 to 20 years
Chicago, IL	(a	)	340	220	—	—	340	220	560	(83)	1975	5/25/05	15 to 20 years
Chicago, IL	(a	)	242	244	—	—	242	244	486	(91)	1970	5/25/05	15 to 20 years
Chicago, IL	(a	)	242	256	—	—	242	256	498	(87)	1974	5/25/05	15 to 20 years
Chicago, IL	(a	)	258	310	—	—	258	310	568	(111)	1972	5/25/05	15 to 20 years
Chicago, IL	(a	)	532	279	—	—	532	279	811	(96)	1982	5/25/05	15 to 20 years
Chicago, IL	(a	)	572	198	—	—	572	198	770	(69)	1983	5/25/05	15 to 20 years
Chicago, IL	(a	)	289	260	—	—	289	260	549	(86)	1982	5/25/05	15 to 20 years
Chicago, IL	(a	)	976	271	—	—	976	271	1,247	(178)	1987	9/23/05	10 to 15 years
Chicago, IL	(a	)	1,675	1,112	—	—	1,675	1,112	2,787	(271)	1999	12/29/06	15 to 30 years
Chickasha, OK	(a	)	511	811	(126)	(165)	385	646	1,031	(281)	1982	9/23/05	15 to 20 years
Christiansburg, VA	(a	)	666	168	—	—	666	168	834	(160)	1994	11/23/04	15 to 20 years
City of Ashtabula, OH	(a	)	865	244	—	—	865	244	1,109	(92)	1975	2/6/07	15 to 30 years
City of Brooklyn, OH	(c	)	1,226	672	—	—	1,226	672	1,898	(180)	2001	2/6/07	10 to 25 years
City of Canfield, OH	(a	)	449	644	—	—	449	644	1,093	(167)	1973	2/6/07	15 to 30 years
City Of Corry, PA	(a	)	411	279	—	—	411	279	690	(105)	1977	2/6/07	15 to 30 years
City of Erie, PA	(a	)	855	147	—	—	855	147	1,002	(79)	1973	2/6/07	15 to 30 years
City of Middleburg Heights, OH	(a	)	1,456	793	—	—	1,456	793	2,249	(200)	1987	2/6/07	15 to 30 years
City of Olean, NY	(a	)	355	663	—	—	355	663	1,018	(173)	1977	2/6/07	15 to 30 years
City of Titusville, PA	(a	)	247	438	—	—	247	438	685	(118)	1976	2/6/07	11 to 26 years
City of Warren, PA	(a	)	383	427	—	—	383	427	810	(135)	1970	2/6/07	15 to 30 years
Clear Lake, IA	(a	)	294	292	—	—	294	292	586	(100)	1980	5/24/05	15 to 20 years
Clearwater, FL	(c	)	2,226	858	—	—	2,226	858	3,084	(209)	2004	12/31/07	15 to 40 years
Cleveland, TN	(a	)	501	459	—	—	501	459	960	(106)	2004	12/29/06	15 to 40 years
Clinton, MD	(a	)	300	193	—	152	300	345	645	(74)	1980	11/27/06	15 to 20 years
Clinton, TN	(a	)	417	293	—	—	417	293	710	(96)	1994	11/2/07	15 to 30 years
Colonie, NY	(c	)	1,321	991	(350)	(261)	971	730	1,701	(236)	1994	12/31/07	15 to 40 years
Colorado Springs, CO	(a	)	674	519	—	—	674	519	1,193	(2)	1989	11/19/12	6 to 30 years
Columbia Heights, MN	(a	)	289	131	—	—	289	131	420	(49)	1977	5/24/05	15 to 20 years
Columbus, MS	(a	)	304	257	—	—	304	257	561	(89)	1977	3/31/04	14 to 30 years
Columbus, OH	(a	)	268	354	—	—	268	354	622	(125)	1975	5/25/05	15 to 20 years
Columbus, OH	(a	)	294	262	—	—	294	262	556	(102)	1976	5/25/05	15 to 20 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Conyers, GA	(a	)	463	557	—	—	463	557	1,020	(16)	2008	2/2/12	15 to 40 years
Conyers, GA	(b	)	509	706	—	—	509	706	1,215	(26)	1984	2/2/12	15 to 30 years
Copperas Cove, TX	(a	)	479	591	—	—	479	591	1,070	(236)	1996	12/30/04	15 to 20 years
Council Bluffs, IA	(b	)	393	484	—	—	393	484	877	(21)	2008	10/3/11	15 to 40 years
Covington, GA	(b	)	526	665	—	—	526	665	1,191	(24)	2001	2/2/12	15 to 30 years
Crawfordsville, IN	(a	)	557	624	—	—	557	624	1,181	(168)	1998	9/23/05	15 to 30 years
Creston, IA	(a	)	103	180	—	—	103	180	283	(115)	1974	12/15/05	10 to 15 years
Crossville, TN	(a	)	353	382	—	—	353	382	735	(67)	1977	9/1/05	15 to 40 years
Crossville, TN	(a	)	220	288	—	176	220	464	684	(94)	1978	11/2/07	15 to 30 years
Culpepper, VA	(a	)	367	169	—	—	367	169	536	(66)	1977	12/19/06	15 to 20 years
Cumming, GA	(a	)	967	844	—	—	967	844	1,811	(235)	1986	9/24/04	15 to 30 years
Dallas, TX	(a	)	1,053	412	—	—	1,053	412	1,465	(147)	1976	9/30/04	15 to 20 years
Dallas, TX	(a	)	1,366	1,699	—	—	1,366	1,699	3,065	(369)	1997	9/30/04	15 to 30 years
Danville, IL	(a	)	619	672	—	—	619	672	1,291	(201)	1995	12/29/06	15 to 30 years
Daphne, AL	(a	)	695	302	—	—	695	302	997	(117)	1982	9/24/04	15 to 20 years
Davenport, IA	(b	)	393	405	—	—	393	405	798	(33)	1989	10/3/11	15 to 20 years
Davenport, IA	(b	)	291	633	—	—	291	633	924	(35)	1992	10/3/11	15 to 30 years
Davenport, IA	(b	)	441	646	—	—	441	646	1,087	(39)	2002	10/3/11	15 to 30 years
Dayton, OH	(c	)	1,026	907	—	—	1,026	907	1,933	(239)	2002	12/31/07	15 to 40 years
Dayton, OH	(a	)	526	598	—	—	526	598	1,124	(207)	1982	3/7/07	12 to 17 years
Dayton, TN	(a	)	308	291	—	176	308	467	775	(94)	1979	11/2/07	15 to 30 years
De Witt, IA	(a	)	248	333	—	—	248	333	581	(137)	1984	9/23/05	15 to 20 years
Decatur, GA	(b	)	677	539	—	—	677	539	1,216	(20)	1989	2/2/12	15 to 30 years
Decatur, IL	(a	)	940	126	—	—	940	126	1,066	(198)	1992	9/23/05	15 to 20 years
Decorah, IA	(a	)	207	91	—	—	207	91	298	(64)	1985	9/23/05	10 to 15 years
Deerfield Beach, FL	(a	)	668	295	—	—	668	295	963	(97)	1970	9/24/04	15 to 30 years
Dekalb, IL	(a	)	1,423	1,552	—	—	1,423	1,552	2,975	(407)	1996	12/29/06	15 to 30 years
Denham Springs, LA	(a	)	419	594	—	—	419	594	1,013	(209)	1983	9/24/04	15 to 20 years
Des Moines, IA	(a	)	137	196	—	—	137	196	333	(75)	1966	9/23/05	15 to 20 years
Detroit, MI	(a	)	425	200	—	—	425	200	625	(80)	1977	5/25/05	15 to 20 years
Detroit, MI	(a	)	351	209	—	—	351	209	560	(81)	1977	5/25/05	15 to 20 years
Detroit, MI	(a	)	426	223	—	—	426	223	649	(89)	1979	5/25/05	15 to 20 years
Detroit, MI	(a	)	413	235	—	—	413	235	648	(90)	1977	5/25/05	15 to 20 years
Detroit, MI	(a	)	301	219	—	—	301	219	520	(81)	1972	5/25/05	15 to 20 years
Detroit, MI	(a	)	270	305	—	—	270	305	575	(98)	1976	5/25/05	15 to 20 years
Detroit, MI	(a	)	271	157	—	—	271	157	428	(62)	1978	5/25/05	15 to 20 years
Detroit, MI	(a	)	385	258	—	—	385	258	643	(101)	1979	5/25/05	15 to 20 years
Detroit, MI	(a	)	428	189	—	—	428	189	617	(75)	1979	5/25/05	15 to 20 years
Detroit, MI	(a	)	614	688	—	—	614	688	1,302	(234)	1987	12/21/07	13 to 18 years
Dickinson, ND	(a	)	616	1,301	—	—	616	1,301	1,917	(241)	2003	12/29/06	15 to 40 years
Douglasville, GA	(a	)	712	669	—	—	712	669	1,381	(143)	2003	2/28/06	15 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Douglasville, GA	(a	)	764	941	—	—	764	941	1,705	(223)	1990	2/28/06	15 to 30 years
Douglasville, GA	(a	)	452	570	—	—	452	570	1,022	(20)	1974	2/2/12	15 to 30 years
Dubuque, IA	(a	)	479	298	—	—	479	298	777	(211)	1970	9/23/05	10 to 15 years
Duluth, MN	(a	)	74	423	—	—	74	423	497	(77)	1915	5/24/05	15 to 30 years
Duluth, MN	(a	)	294	221	—	—	294	221	515	(68)	1968	5/24/05	15 to 20 years
Dyersville, IA	(a	)	267	513	—	—	267	513	780	(206)	1983	9/23/05	14 to 20 years
E Aurora, NY	(a	)	424	584	—	—	424	584	1,008	(196)	1982	11/10/05	15 to 20 years
Eagle Pass, TX	(a	)	976	2,385	—	—	976	2,385	3,361	(429)	2001	4/1/05	15 to 40 years
East Ellijay, GA	(a	)	562	354	—	—	562	354	916	(140)	1984	12/29/05	15 to 20 years
East Moline, IL	(b	)	415	471	—	—	415	471	886	(36)	1982	10/3/11	15 to 20 years
East St. Louis, IL	(a	)	117	334	—	—	117	334	451	(82)	1990	5/25/05	15 to 30 years
Edinburg, TX	(a	)	1,091	2,217	—	—	1,091	2,217	3,308	(406)	2000	4/1/05	15 to 40 years
Effingham, IL	(a	)	539	575	—	—	539	575	1,114	(161)	1985	9/23/05	15 to 30 years
Effingham, IL	(a	)	357	228	—	—	357	228	585	(160)	1973	9/23/05	10 to 15 years
El Paso, TX	(a	)	609	1,810	—	—	609	1,810	2,419	(326)	1999	4/29/05	15 to 40 years
Elgin, IL	(a	)	1,142	1,451	—	—	1,142	1,451	2,593	(377)	1996	12/29/06	15 to 30 years
Elizabethon, TN	(a	)	655	129	—	—	655	129	784	(130)	1993	12/15/04	15 to 20 years
Elizabethton, TN	(c	)	735	278	—	—	735	278	1,013	—	1971	12/21/12	15 to 20 years
Elk River, MN	(a	)	314	255	—	—	314	255	569	(70)	1988	5/24/05	15 to 30 years
Elmwood Park, IL	(a	)	650	380	—	—	650	380	1,030	(131)	1993	9/23/05	15 to 20 years
Emmitsburg, MD	(a	)	141	182	—	—	141	182	323	(60)	1981	11/27/06	15 to 20 years
Ephrate, PA	(a	)	685	231	—	—	685	231	916	(109)	1978	1/30/06	15 to 20 years
Escanaba, MI	(a	)	772	767	—	—	772	767	1,539	(270)	1984	12/29/05	15 to 20 years
Eureka, IL	(c	)	307	338	—	—	307	338	645	—	1980	12/21/12	10 to 15 years
Eustis, FL	(a	)	451	377	—	—	451	377	828	(237)	1969	12/30/04	10 to 15 years
Evansville, IN	(a	)	270	231	—	—	270	231	501	(42)	1999	6/25/04	30 to 30 years
Fairborn, OH	(a	)	923	468	—	—	923	468	1,391	(155)	1998	6/25/04	15 to 30 years
Fairview Heights, IL	(c	)	1,020	826	—	—	1,020	826	1,846	(261)	1972	12/31/07	15 to 30 years
Fayetteville, NC	(a	)	470	629	—	—	470	629	1,099	(162)	1999	9/29/06	15 to 30 years
Fayetteville, NC	(a	)	489	612	—	—	489	612	1,101	(149)	1987	9/29/06	15 to 30 years
Fayetteville, NC	(a	)	607	1,020	—	—	607	1,020	1,627	(282)	1996	9/29/06	15 to 30 years
Ferguson, MO	(a	)	293	212	—	—	293	212	505	(85)	1974	5/25/05	15 to 20 years
Flint, MI	(a	)	340	258	—	—	340	258	598	(100)	1979	5/25/05	15 to 20 years
Florence, KY	(a	)	524	209	—	—	524	209	733	(96)	1992	9/24/04	15 to 30 years
Forest City, IA	(a	)	251	244	—	—	251	244	495	(117)	1985	5/24/05	15 to 20 years
Forest Park, GA	(b	)	292	460	—	—	292	460	752	(16)	1986	2/2/12	15 to 30 years
Forsyth, GA	(a	)	495	1,007	—	—	495	1,007	1,502	(243)	1984	1/12/06	15 to 30 years
Fort Lauderdale, FL	(a	)	601	121	—	—	601	121	722	(116)	1984	9/24/04	10 to 15 years
Fort Lauderdale, FL	(a	)	411	346	—	—	411	346	757	(86)	1998	12/29/06	15 to 30 years
Fort Pierce, FL	(a	)	667	184	—	—	667	184	851	(79)	1999	9/24/04	15 to 30 years
Fort Smith, AR	(a	)	1,503	1,323	—	—	1,503	1,323	2,826	(503)	1993	9/23/05	15 to 20 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Fort Smith, AR	(a	)	478	987	—	—	478	987	1,465	(183)	1995	7/30/07	13 to 38 years
Fort Wayne, IN	(a	)	660	204	—	—	660	204	864	(163)	1982	9/23/05	10 to 15 years
Fort Wayne, IN	(a	)	989	2,057	—	—	989	2,057	3,046	(426)	2001	11/10/05	15 to 30 years
Fort Wayne, IN	(c	)	1,110	817	—	—	1,110	817	1,927	(240)	2003	12/31/07	15 to 40 years
Foster Township, PA	(a	)	368	255	—	—	368	255	623	(87)	1977	2/6/07	15 to 30 years
Fountain Hills, AZ	(a	)	825	561	—	—	825	561	1,386	(187)	1995	9/24/04	15 to 30 years
Frederick, MD	(a	)	440	236	—	—	440	236	676	(79)	1977	11/27/06	15 to 20 years
Fredonia, NY	(a	)	262	312	—	—	262	312	574	(227)	1973	12/29/06	10 to 15 years
Ft Madison, IA	(c	)	191	620	—	—	191	620	811	—	1980	12/21/12	15 to 30 years
Ft. Collins, CO	(a	)	1,351	1,445	(265)	(275)	1,086	1,170	2,256	(259)	2003	12/29/06	15 to 40 years
Ft. Myers, FL	(c	)	2,417	707	(43)	(12)	2,374	695	3,069	(209)	1994	12/31/07	15 to 40 years
Gadsden, AL	(a	)	626	1,439	(229)	(506)	397	933	1,330	(177)	2007	12/21/07	10 to 50 years
Garner, NC	(a	)	600	765	—	—	600	765	1,365	(205)	1995	9/29/06	15 to 30 years
Gary, IN	(a	)	109	410	—	—	109	410	519	(130)	1980	5/25/05	15 to 20 years
Gary, IN	(a	)	210	318	—	—	210	318	528	(125)	1979	5/25/05	15 to 20 years
Gary, IN	(a	)	161	493	—	—	161	493	654	(165)	1973	5/25/05	15 to 20 years
Geneva, AL	(a	)	522	570	—	—	522	570	1,092	(358)	1990	6/25/04	10 to 15 years
Geneva, NY	(a	)	177	139	—	—	177	139	316	(91)	1975	12/21/07	8 to 13 years
Gilbert, AZ	(a	)	643	1,669	—	—	643	1,669	2,312	(69)	2006	10/28/11	14 to 39 years
Gilman, IL	(a	)	219	414	—	—	219	414	633	(163)	1998	9/23/05	15 to 20 years
Glendale, AZ	(a	)	1,480	1,329	—	—	1,480	1,329	2,809	(304)	1996	6/25/04	15 to 30 years
Glendale, AZ	(a	)	1,236	272	—	—	1,236	272	1,508	(140)	1995	6/25/04	15 to 20 years
Greensboro, NC	(c	)	1,009	444	—	—	1,009	444	1,453	(169)	2003	12/31/07	15 to 40 years
Greenville, TN	(a	)	289	311	—	—	289	311	600	(184)	1972	9/1/05	10 to 15 years
Greenville, TX	(a	)	223	304	—	—	223	304	527	(98)	1985	12/29/05	15 to 20 years
Grove City Borough, PA	(a	)	531	495	—	—	531	495	1,026	(141)	1976	2/6/07	15 to 30 years
Gulfport, MS	(a	)	652	442	—	542	652	984	1,636	(238)	1985	9/24/04	15 to 20 years
Gurnee, IL	(a	)	586	619	—	—	586	619	1,205	(220)	1995	6/25/04	15 to 20 years
Hagerstown, MD	(a	)	546	342	—	—	546	342	888	(120)	1975	11/27/06	15 to 20 years
Hamilton, NY	(a	)	145	152	—	—	145	152	297	(64)	1982	12/21/07	13 to 18 years
Hampton, GA	(b	)	568	648	—	—	568	648	1,216	(24)	2002	2/2/12	15 to 30 years
Harborcreek Township, PA	(a	)	575	740	—	—	575	740	1,315	(182)	1974	2/6/07	15 to 30 years
Harriman, TN	(a	)	387	502	—	—	387	502	889	(151)	1976	9/1/05	15 to 20 years
Harriman, TN	(a	)	314	143	—	176	314	319	633	(72)	1979	11/2/07	15 to 30 years
Harrisburg, PA	(a	)	762	241	—	176	762	417	1,179	(129)	1977	1/30/06	15 to 20 years
Harrisburg, PA	(a	)	611	239	—	—	611	239	850	(147)	1978	1/30/06	15 to 20 years
Harrisburg, PA	(a	)	423	307	—	—	423	307	730	(98)	1973	1/30/06	15 to 20 years
Harvey, IL	(a	)	361	269	(80)	—	281	269	550	(274)	1978	5/25/05	15 to 20 years
Havana, IL	(c	)	439	297	—	—	439	297	736	—	1980	12/21/12	10 to 15 years
Hermitage, PA	(c	)	604	717	—	—	604	717	1,321	(192)	1978	2/6/07	10 to 25 years
Hibbing, MN	(a	)	242	298	—	—	242	298	540	(73)	1979	5/24/05	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Hickory, NC	(a	)	292	818	—	—	292	818	1,110	(165)	2000	9/29/06	15 to 40 years
Hickory, NC	(a	)	1,105	851	—	—	1,105	851	1,956	(381)	1995	12/29/06	13 to 28 years
Hilliard, OH	(a	)	1,149	1,291	—	—	1,149	1,291	2,440	(348)	1997	9/24/04	15 to 30 years
Hiram, GA	(a	)	1,006	1,142	—	—	1,006	1,142	2,148	(305)	1987	2/28/06	15 to 30 years
Hodgkins, IL	(a	)	1,230	2,048	—	—	1,230	2,048	3,278	(468)	1993	12/29/06	15 to 30 years
Hope Mills, NC	(a	)	408	930	—	—	408	930	1,338	(212)	1990	9/29/06	15 to 30 years
Hornell, NY	(a	)	306	344	—	—	306	344	650	(247)	1978	12/29/06	10 to 15 years
Houston, TX	(a	)	1,286	263	—	—	1,286	263	1,549	(103)	1996	6/25/04	15 to 40 years
Houston, TX	(a	)	1,098	439	—	—	1,098	439	1,537	(198)	1995	6/25/04	15 to 40 years
Houston, TX	(a	)	1,156	352	—	—	1,156	352	1,508	(165)	1995	6/25/04	15 to 30 years
Houston, TX	(a	)	1,086	413	—	—	1,086	413	1,499	(167)	1994	6/25/04	15 to 40 years
Houston, TX	(a	)	585	561	—	—	585	561	1,146	(339)	1979	12/30/04	10 to 15 years
Houston, TX	(a	)	592	302	—	—	592	302	894	(102)	1979	9/28/06	15 to 20 years
Houston, TX	(a	)	2,844	1,620	—	—	2,844	1,620	4,464	(435)	1994	6/29/07	15 to 30 years
Houston, TX	(a	)	2,348	1,348	—	—	2,348	1,348	3,696	(397)	1997	6/29/07	15 to 30 years
Howland Township, OH	(a	)	973	640	—	—	973	640	1,613	(168)	1999	2/6/07	15 to 30 years
Hudson, NC	(a	)	794	616	—	—	794	616	1,410	(160)	1998	9/29/06	15 to 40 years
Hyattsville, MD	(a	)	702	245	—	—	702	245	947	(95)	1985	11/27/06	15 to 20 years
Independence, IA	(a	)	223	473	—	—	223	473	696	(298)	1976	9/23/05	10 to 15 years
Independence, MO	(a	)	1,450	1,967	—	—	1,450	1,967	3,417	(386)	2002	6/29/07	15 to 40 years
Independence, MO	(b	)	396	1,074	—	—	396	1,074	1,470	(57)	1984	10/3/11	15 to 30 years
Independence, OH	(a	)	496	488	—	—	496	488	984	(112)	1977	6/12/08	13 to 28 years
Indianapolis, IN	(a	)	460	587	—	—	460	587	1,047	(145)	1998	9/24/04	15 to 30 years
Indianapolis, IN	(a	)	258	262	—	—	258	262	520	(106)	1970	5/25/05	15 to 20 years
Indianapolis, IN	(a	)	266	310	—	—	266	310	576	(113)	1971	5/25/05	15 to 20 years
Indianapolis, IN	(a	)	170	749	—	—	170	749	919	(222)	1983	5/25/05	15 to 20 years
Indianapolis, IN	(a	)	449	153	—	—	449	153	602	(80)	1968	5/25/05	15 to 20 years
Indianapolis, IN	(a	)	370	150	—	—	370	150	520	(72)	1970	5/25/05	15 to 20 years
Indianapolis, IN	(a	)	1,971	2,295	—	—	1,971	2,295	4,266	(371)	2003	11/10/05	15 to 40 years
Jackson, GA	(b	)	467	729	—	—	467	729	1,196	(29)	1992	2/2/12	15 to 30 years
Jacksonville, FL	(a	)	480	631	—	—	480	631	1,111	(169)	1998	9/24/04	15 to 30 years
Jacksonville, FL	(a	)	930	910	—	—	930	910	1,840	(235)	1986	9/24/04	15 to 30 years
Jacksonville, FL	(a	)	872	509	—	—	872	509	1,381	(191)	1984	9/24/04	15 to 20 years
Jacksonville, FL	(a	)	487	871	—	—	487	871	1,358	(264)	1985	12/30/04	15 to 20 years
Jamestown, NY	(a	)	508	573	—	—	508	573	1,081	(195)	1988	11/10/05	15 to 20 years
Jockson Township, OH	(a	)	1,325	781	—	—	1,325	781	2,106	(196)	1989	2/6/07	15 to 30 years
Johnson City, TN	(c	)	718	450	—	—	718	450	1,168	—	1983	12/21/12	15 to 20 years
Joliet, IL	(a	)	245	193	—	—	245	193	438	(81)	1985	5/25/05	15 to 20 years
Joliet, IL	(a	)	1,994	1,207	—	—	1,994	1,207	3,201	(361)	1996	12/29/06	15 to 30 years
Jonesborough, TN	(c	)	576	329	—	—	576	329	905	—	1987	12/21/12	15 to 20 years
Kansas City, KS	(b	)	594	904	—	—	594	904	1,498	(51)	1999	10/3/11	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Kansas City, KS	(a	)	349	425	—	—	349	425	774	(23)	1977	10/3/11	14 to 29 years
Kansas City, MO	(b	)	334	654	—	—	334	654	988	(37)	1985	10/3/11	15 to 30 years
Kansas City, MO	(a	)	245	447	—	—	245	447	692	(22)	1985	10/3/11	14 to 29 years
Kennesaw, GA	(a	)	907	499	—	—	907	499	1,406	(139)	2001	2/28/06	15 to 40 years
Kennesaw, GA	(a	)	487	334	—	—	487	334	821	(17)	1991	2/2/12	15 to 20 years
Kimball, TN	(a	)	367	283	—	176	367	459	826	(96)	1987	11/2/07	15 to 30 years
Kingsport, TN	(a	)	592	200	—	—	592	200	792	(186)	1992	11/23/04	15 to 20 years
Kingsport, TN	(c	)	384	877	—	—	384	877	1,261	—	1992	12/21/12	15 to 30 years
Kingwood, TX	(a	)	936	387	—	—	936	387	1,323	(173)	1994	6/25/04	15 to 30 years
Kingwood, WV	(c	)	618	677	—	—	618	677	1,295	—	1979	12/21/12	15 to 20 years
Knoxville, TN	(a	)	635	227	—	—	635	227	862	(164)	1995	11/23/04	15 to 20 years
Knoxville, TN	(a	)	547	230	—	—	547	230	777	(206)	1987	11/23/04	10 to 15 years
Knoxville, TN	(a	)	332	185	—	—	332	185	517	(69)	1977	9/1/05	15 to 20 years
Knoxville, TN	(a	)	561	305	—	—	561	305	866	(97)	1975	9/1/05	15 to 20 years
Knoxville, TN	(a	)	296	343	—	176	296	519	815	(99)	1978	11/2/07	15 to 30 years
Knoxville, TN	(a	)	172	700	—	—	172	700	872	(142)	1991	11/2/07	15 to 30 years
La Mesa, CA	(a	)	1,312	360	—	—	1,312	360	1,672	(239)	1984	7/28/04	10 to 15 years
La Vista, NE	(b	)	499	664	—	—	499	664	1,163	(34)	1992	10/3/11	15 to 30 years
Lafayette, GA	(a	)	246	434	—	176	246	610	856	(118)	1991	11/2/07	15 to 30 years
Lakeville, MN	(a	)	342	439	—	—	342	439	781	(101)	1988	5/24/05	15 to 30 years
Lancaster, PA	(a	)	308	161	—	—	308	161	469	(66)	1977	7/25/06	15 to 30 years
Lander, WY	(a	)	57	1,010	—	—	57	1,010	1,067	(293)	1883	12/29/06	15 to 20 years
Lanham, MD	(a	)	302	193	—	86	302	279	581	(75)	1980	11/27/06	15 to 20 years
Lebanon, PA	(a	)	616	316	—	176	616	492	1,108	(136)	1980	1/30/06	15 to 20 years
Leeds, AL	(a	)	907	926	—	31	907	957	1,864	(409)	2003	9/26/06	9 to 40 years
Lees Summit, MO	(a	)	590	69	55	(69)	645	—	645	—	1995	9/23/05	20 to 20 years
Lewis Center, OH	(a	)	626	560	—	—	626	560	1,186	(157)	1998	6/25/04	15 to 30 years
Lexington, KY	(a	)	636	362	—	—	636	362	998	(228)	1978	12/30/04	10 to 15 years
Lexington, KY	(a	)	713	451	—	—	713	451	1,164	(285)	1976	1/26/05	10 to 15 years
Lexington, KY	(a	)	1,267	944	—	—	1,267	944	2,211	(341)	1996	2/26/07	14 to 30 years
Lillington, NC	(a	)	419	687	—	—	419	687	1,106	(143)	1992	9/29/06	15 to 40 years
Lincoln, IL	(a	)	203	616	—	—	203	616	819	(207)	1990	9/23/05	15 to 20 years
Lithia Springs, GA	(b	)	323	408	—	—	323	408	731	(15)	2001	2/2/12	15 to 30 years
Little Rock, AR	(a	)	917	847	—	—	917	847	1,764	(224)	2004	7/7/05	15 to 30 years
Little Rock, AR	(a	)	699	1,700	—	—	699	1,700	2,399	(541)	1972	2/26/07	14 to 20 years
Lone Tree, CO	(a	)	1,717	1,117	—	—	1,717	1,117	2,834	(337)	2000	9/25/07	13 to 38 years
Louisville, KY	(a	)	334	251	—	—	334	251	585	(82)	1991	9/24/04	15 to 20 years
Louisville, KY	(a	)	1,010	577	—	—	1,010	577	1,587	(159)	1994	11/10/05	15 to 30 years
Louisville, KY	(a	)	854	514	—	—	854	514	1,368	(143)	1994	11/10/05	15 to 30 years
Lubbock, TX	(a	)	534	592	—	—	534	592	1,126	(164)	1997	12/30/04	15 to 30 years
Lubbock, TX	(a	)	687	856	—	—	687	856	1,543	(225)	2003	7/7/05	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Lufkin, TX	(a)	927	790	—	—	927	790	1,717	(397)	1970	2/26/07	14 to 20 years
Mableton, GA	(a)	454	826	—	—	454	826	1,280	(177)	1987	2/28/06	15 to 30 years
Mableton, GA	(a)	634	578	—	—	634	578	1,212	(137)	1981	2/28/06	15 to 30 years
Madill, OK	(a)	352	648	—	—	352	648	1,000	(422)	1972	6/25/04	10 to 15 years
Madison, GA	(a)	892	739	—	—	892	739	1,631	(189)	1989	1/12/06	15 to 40 years
Madisonville, KY	(a)	1,198	819	—	—	1,198	819	2,017	(221)	1990	9/24/04	15 to 30 years
Manchester, IA	(a)	351	495	—	—	351	495	846	(311)	1977	9/23/05	10 to 15 years
Mansfield, OH	(a)	225	327	—	—	225	327	552	(106)	1972	5/25/05	15 to 20 years
Mansfield, TX	(a)	472	760	—	—	472	760	1,232	(223)	1991	12/29/06	15 to 30 years
Maple Grove, MN	(a)	1,852	1,096	—	—	1,852	1,096	2,948	(322)	1997	9/24/04	15 to 30 years
Maplewood, MN	(a)	214	250	—	—	214	250	464	(80)	1968	5/24/05	15 to 20 years
Maplewood, MO	(a)	180	225	—	—	180	225	405	(80)	1980	5/25/05	15 to 20 years
Maquoketa, IA	(a)	184	90	—	—	184	90	274	(79)	1973	9/23/05	10 to 15 years
Marietta, GA	1,571	3,908	8,630	—	—	3,908	8,630	12,538	(1,940)	1992	10/15/04	15 to 30 years
Marietta, GA	(a)	797	428	—	—	797	428	1,225	(142)	1990	2/28/06	15 to 30 years
Marion, IN	(a)	503	153	—	—	503	153	656	(76)	1990	9/24/04	15 to 20 years
Mars, PA	(a)	946	2,221	—	—	946	2,221	3,167	(523)	1990	6/25/04	15 to 30 years
Marshall, MN	(a)	121	239	—	—	121	239	360	(79)	1975	5/24/05	15 to 20 years
Martinsburg, WV	(a)	887	992	—	—	887	992	1,879	(254)	1999	12/29/05	15 to 30 years
Maryville, TN	(a)	810	306	—	—	810	306	1,116	(155)	1993	11/23/04	15 to 20 years
Matteson, IL	(a)	1,482	1,568	—	—	1,482	1,568	3,050	(393)	1999	12/29/06	15 to 30 years
Maumee, OH	(a)	1,505	1,817	(754)	(667)	751	1,150	1,901	(426)	1997	9/24/04	15 to 30 years
Mayfield, KY	(a)	307	596	—	—	307	596	903	(193)	1997	6/25/04	15 to 30 years
Mayfield, KY	(a)	316	603	—	—	316	603	919	(174)	1986	9/29/06	12 to 27 years
McAllen, TX	(a)	1,819	1,188	—	—	1,819	1,188	3,007	(385)	1997	6/29/07	15 to 30 years
McDonough, GA	(a)	938	697	—	—	938	697	1,635	(204)	1985	9/24/04	15 to 30 years
Mebane, NC	(a)	846	682	—	—	846	682	1,528	(167)	1993	9/29/06	15 to 30 years
Mechanicsburg, PA	(a)	801	481	—	—	801	481	1,282	(189)	1995	1/30/06	15 to 20 years
Mechanicsburg, PA	(a)	874	1,033	—	—	874	1,033	1,907	(207)	2002	1/17/07	15 to 40 years
Melbourne, FL	(c)	2,005	794	—	—	2,005	794	2,799	(238)	1986	12/31/07	15 to 40 years
Mentor, OH	(c)	873	790	—	—	873	790	1,663	(214)	2003	12/31/07	15 to 40 years
Mesa, AZ	(a)	1,318	234	—	—	1,318	234	1,552	(136)	1995	6/25/04	15 to 20 years
Mesa, AZ	(a)	676	911	—	—	676	911	1,587	(46)	1978	10/28/11	14 to 39 years
Miami, FL	(a)	602	14	—	—	602	14	616	(105)	1978	9/24/04	10 to 15 years
Miami, FL	(a)	596	105	—	—	596	105	701	(88)	1978	9/24/04	10 to 15 years
Midlothian, VA	(a)	823	1,151	—	—	823	1,151	1,974	(231)	1994	11/28/06	15 to 30 years
Milan, IL	(b)	161	533	—	—	161	533	694	(26)	1997	10/3/11	15 to 30 years
Millcreek Township, PA	(a)	463	565	—	—	463	565	1,028	(149)	1973	2/6/07	15 to 30 years
Milwaukee, WI	(a)	867	1,867	(525)	(1,045)	342	822	1,164	(402)	2001	12/29/06	13 to 30 years
Minneapolis, MN	(a)	205	197	—	—	205	197	402	(64)	1978	5/24/05	15 to 20 years
Mobile, AL	(a)	587	487	—	—	587	487	1,074	(158)	1985	9/24/04	15 to 20 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Moline, IL	(b	)	424	520	—	—	424	520	944	(25)	2009	10/3/11	15 to 40 years
Moncks Corner, SC	(a	)	573	466	—	—	573	466	1,039	(191)	1998	9/24/04	15 to 20 years
Monroe Township, PA	(a	)	426	653	—	—	426	653	1,079	(175)	1976	2/6/07	15 to 30 years
Mooresville, IN	(a	)	560	549	—	—	560	549	1,109	(214)	1998	9/23/05	15 to 20 years
Morristown, TN	(a	)	588	781	—	—	588	781	1,369	(175)	1987	9/1/05	15 to 30 years
Morristown, TN	(a	)	436	290	—	—	436	290	726	(103)	1976	9/1/05	15 to 20 years
Morrow, GA	(a	)	652	450	—	—	652	450	1,102	(122)	1995	2/28/06	15 to 30 years
Morrow, GA	(b	)	530	568	—	—	530	568	1,098	(18)	2006	2/2/12	15 to 40 years
Moss Point, MS	(a	)	320	302	—	—	320	302	622	(182)	1984	9/24/04	10 to 15 years
Mount Carmel, TN	(c	)	499	536	—	—	499	536	1,035	—	1988	12/21/12	15 to 30 years
Mount Pleasant, MI	(a	)	485	642	—	—	485	642	1,127	(161)	1997	12/29/05	15 to 30 years
Mt. Pleasant, MI	(a	)	657	854	—	—	657	854	1,511	(200)	2010	12/29/06	13 to 38 years
Muskogee, OK	(a	)	968	1,259	—	—	968	1,259	2,227	(407)	1984	2/26/07	14 to 30 years
Nappanee, IN	(c	)	301	413	—	—	301	413	714	(155)	2005	12/21/07	15 to 20 years
New Albany, IN	(a	)	497	278	—	—	497	278	775	(99)	1992	9/24/04	15 to 30 years
New Cumberland, PA	(a	)	634	278	—	176	634	454	1,088	(133)	1990	1/30/06	15 to 20 years
New Orleans, LA	(a	)	312	240	—	—	312	240	552	(85)	1991	9/24/04	15 to 30 years
Newport News, VA	(c	)	1,184	311	—	—	1,184	311	1,495	(165)	1995	6/25/04	10 to 25 years
Niagara Falls, NY	(a	)	1,359	551	—	—	1,359	551	1,910	(159)	1979	11/10/05	15 to 30 years
Norcross, GA	(a	)	678	402	—	—	678	402	1,080	(138)	1982	2/28/06	15 to 20 years
Normal, IL	(c	)	394	240	—	—	394	240	634	—	1980	12/21/12	10 to 15 years
Norman, OK	(a	)	1,466	2,294	—	—	1,466	2,294	3,760	(605)	1992	7/2/07	15 to 30 years
Normandy, MO	(a	)	265	329	—	—	265	329	594	(117)	1978	5/25/05	15 to 20 years
North Canton, OH	(a	)	484	497	(14)	—	470	497	967	(176)	1989	12/29/06	15 to 20 years
North Little Rock, AR	(a	)	1,398	1,289	—	—	1,398	1,289	2,687	(459)	1993	9/23/05	15 to 20 years
Oak Ridge, TN	(a	)	419	634	—	—	419	634	1,053	(165)	1995	6/25/04	15 to 30 years
Oak Ridge, TN	(a	)	669	548	—	—	669	548	1,217	(119)	1976	9/1/05	15 to 30 years
Omaha, NE	(b	)	477	408	—	—	477	408	885	(20)	1994	10/3/11	15 to 30 years
Omaha, NE	(b	)	539	380	—	—	539	380	919	(15)	2006	10/3/11	15 to 40 years
Orange City, FL	(a	)	409	694	—	—	409	694	1,103	(250)	1984	9/24/04	11 to 20 years
Orlando, FL	(a	)	1,249	729	—	—	1,249	729	1,978	(286)	1985	6/25/04	15 to 20 years
Orlando, FL	(a	)	642	178	—	—	642	178	820	(136)	1967	12/30/04	10 to 15 years
Orlando, FL	(c	)	2,006	570	—	—	2,006	570	2,576	(165)	2002	12/31/07	15 to 40 years
Oshkosh, WI	(a	)	765	829	(40)	—	725	829	1,554	(317)	1984	12/29/05	15 to 20 years
Overland, MO	(a	)	278	494	—	—	278	494	772	(159)	1972	5/25/05	15 to 20 years
Owensboro, KY	(a	)	250	502	—	—	250	502	752	(91)	2000	6/25/04	30 to 30 years
Paducah, KY	(a	)	1,508	959	—	—	1,508	959	2,467	(341)	1984	2/26/07	14 to 30 years
Palatine, IL	(a	)	772	505	—	—	772	505	1,277	(182)	1972	9/29/06	15 to 20 years
Pana, IL	(a	)	168	128	—	—	168	128	296	(86)	1985	9/23/05	10 to 15 years
Parkersburg, WV	(a	)	416	658	—	75	416	733	1,149	(214)	1986	3/7/07	4 to 20 years
Parkersburg, WV	(c	)	457	309	—	—	457	309	766	—	1999	12/21/12	10 to 15 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Parma Heightsd, OH	(a	)	598	535	—	—	598	535	1,133	(113)	2004	6/12/08	13 to 38 years
Pasadena, TX	(a	)	847	832	—	—	847	832	1,679	(502)	1973	12/30/04	10 to 15 years
Pasadena, TX	(a	)	810	739	—	—	810	739	1,549	(453)	1977	12/30/04	10 to 15 years
Paxton, IL	(a	)	324	658	—	—	324	658	982	(262)	1986	12/29/05	15 to 20 years
Pensacola, FL	(a	)	860	291	—	—	860	291	1,151	(226)	1977	7/28/04	10 to 15 years
Peoria, IL	(a	)	154	320	—	—	154	320	474	(113)	1976	5/25/05	15 to 20 years
Peoria, IL	(c	)	383	270	—	—	383	270	653	—	1980	12/21/12	10 to 15 years
Peoria, IL	(c	)	282	435	—	—	282	435	717	—	1980	12/21/12	15 to 20 years
Philippi, WV	(c	)	405	232	—	—	405	232	637	—	1986	12/21/12	10 to 15 years
Phoenix, AZ	(a	)	787	663	—	—	787	663	1,450	(45)	1964	10/28/11	14 to 29 years
Pineville, LA	(a	)	558	1,044	—	—	558	1,044	1,602	(258)	1996	6/25/04	11 to 30 years
Pittsburgh, PA	(a	)	1,289	1,871	—	—	1,289	1,871	3,160	(432)	1992	6/25/04	15 to 30 years
Plano, TX	(a	)	2,418	1,529	—	—	2,418	1,529	3,947	(349)	1998	6/29/07	15 to 40 years
Port Allen, LA	(a	)	521	575	—	—	521	575	1,096	(179)	1997	9/24/04	15 to 30 years
Powell, TN	(a	)	252	377	—	176	252	553	805	(113)	1982	11/2/07	15 to 30 years
Pulaski, VA	(a	)	444	236	—	—	444	236	680	(170)	1994	11/23/04	15 to 20 years
Quincy, FL	(a	)	1,015	416	—	—	1,015	416	1,431	(246)	1989	9/24/04	15 to 20 years
Radford, VA	(a	)	499	248	—	—	499	248	747	(200)	1995	11/23/04	15 to 20 years
Rapid City, SD	(a	)	878	1,657	—	—	878	1,657	2,535	(474)	1902	12/29/06	15 to 20 years
Rawlins, WY	(a	)	25	406	—	—	25	406	431	(125)	1958	12/29/06	15 to 20 years
Red Bank, TN	(a	)	610	557	—	—	610	557	1,167	(201)	1997	6/25/04	15 to 30 years
Reston, VA	(a	)	1,033	193	—	—	1,033	193	1,226	(80)	1977	11/27/06	15 to 20 years
Richmond, VA	(a	)	1,253	1,410	—	—	1,253	1,410	2,663	(295)	1977	11/28/06	15 to 30 years
Richmond, VA	(a	)	799	1,779	—	—	799	1,779	2,578	(348)	1994	11/28/06	15 to 30 years
Ringgold, GA	(a	)	387	374	—	—	387	374	761	(100)	1990	11/2/07	15 to 30 years
Rio Grande City, TX	(a	)	634	1,364	—	—	634	1,364	1,998	(272)	1999	4/1/05	15 to 40 years
Roanoke, VA	(a	)	493	929	—	—	493	929	1,422	(221)	1976	1/17/07	15 to 30 years
Rochester, MN	(a	)	561	83	66	(83)	627	—	627	—	1996	9/23/05	20 to 20 years
Rock Falls, IL	(a	)	314	631	—	—	314	631	945	(168)	1995	9/23/05	15 to 30 years
Rock Hill, SC	(a	)	373	722	—	—	373	722	1,095	(238)	1978	12/29/05	15 to 20 years
Rock Island, IL	(b	)	195	531	—	—	195	531	726	(27)	1994	10/3/11	15 to 30 years
Rogersville, TN	(c	)	384	964	—	—	384	964	1,348	—	1986	12/21/12	15 to 30 years
Romeoville, IL	(a	)	789	713	—	—	789	713	1,502	(233)	1999	9/23/05	15 to 20 years
Roswell, GA	(a	)	513	559	—	—	513	559	1,072	(17)	2006	2/2/12	15 to 40 years
Round Lake Beach, IL	(a	)	883	1,249	—	—	883	1,249	2,132	(270)	1998	12/29/06	15 to 40 years
Saint Ann, MO	(a	)	588	613	—	—	588	613	1,201	(245)	1985	9/23/05	15 to 20 years
Saint Cloud, FL	(a	)	1,193	557	—	—	1,193	557	1,750	(205)	1983	6/25/04	15 to 20 years
Saint Louis, MO	(a	)	828	351	—	—	828	351	1,179	(173)	1986	9/24/04	15 to 20 years
Saint Louis, MO	(a	)	503	651	—	—	503	651	1,154	(222)	1976	9/24/04	15 to 20 years
Salem, IL	(a	)	271	218	—	—	271	218	489	(65)	2000	7/28/04	15 to 30 years
San Antonio, TX	(a	)	517	373	—	—	517	373	890	(115)	2002	9/25/06	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
San Antonio, TX	(a	)	349	429	—	—	349	429	778	(150)	1983	9/25/06	15 to 20 years
San Antonio, TX	(a	)	428	339	—	—	428	339	767	(106)	2001	9/25/06	15 to 30 years
San Antonio, TX	(a	)	539	300	—	—	539	300	839	(115)	2001	9/25/06	15 to 30 years
Sandusky, OH	(a	)	922	406	(203)	(89)	719	317	1,036	(68)	1987	6/12/08	14 to 29 years
Sauk Centre, MN	(a	)	219	138	—	—	219	138	357	(60)	1979	5/24/05	15 to 20 years
Sauk Rapids, MN	(a	)	240	126	—	—	240	126	366	(49)	1978	5/24/05	15 to 20 years
Sedalia, MO	(a	)	751	662	—	—	751	662	1,413	(202)	1983	12/29/06	15 to 30 years
Shelbyville, IL	(a	)	265	122	—	—	265	122	387	(94)	1976	9/23/05	10 to 15 years
Shelbyville, IN	(c	)	549	752	—	—	549	752	1,301	(144)	2006	12/21/07	15 to 50 years
Sherman, TX	(a	)	1,013	1,286	—	—	1,013	1,286	2,299	(446)	1994	2/26/07	14 to 30 years
Shreveport, LA	(a	)	759	964	—	—	759	964	1,723	(326)	1964	2/26/07	14 to 20 years
Silver Spring, MD	(a	)	1,008	251	—	—	1,008	251	1,259	(105)	1983	11/27/06	15 to 20 years
So. Parkersburg , WV	(c	)	383	404	—	—	383	404	787	—	1986	12/21/12	15 to 20 years
Soddy Daisy, TN	(a	)	316	404	—	—	316	404	720	(109)	1989	11/2/07	15 to 30 years
South Charleston, WV	(c	)	524	541	—	—	524	541	1,065	—	1993	12/21/12	15 to 20 years
Springfield, IL	(a	)	1,072	642	—	—	1,072	642	1,714	(280)	1988	9/23/05	15 to 20 years
Springfield, IL	(a	)	571	630	—	—	571	630	1,201	(184)	1997	9/23/05	15 to 30 years
Springfield, IL	(c	)	1,115	771	—	—	1,115	771	1,886	(202)	1996	12/31/07	15 to 40 years
Springfield, MO	(a	)	1,655	1,467	—	—	1,655	1,467	3,122	(445)	1993	9/23/05	15 to 30 years
Springfield, MO	(a	)	439	719	—	—	439	719	1,158	(193)	2004	12/29/06	15 to 40 years
Springville, NY	(a	)	678	586	—	—	678	586	1,264	(151)	1988	11/10/05	15 to 30 years
St. Louis, MO	(a	)	290	211	—	—	290	211	501	(87)	1973	5/25/05	15 to 20 years
St. Louis, MO	(a	)	231	337	—	—	231	337	568	(112)	1972	5/25/05	15 to 20 years
St. Louis, MO	(a	)	189	227	—	—	189	227	416	(84)	1972	5/25/05	15 to 20 years
St. Louis, MO	(a	)	464	218	—	—	464	218	682	(100)	1978	5/25/05	15 to 20 years
Statesboro, GA	(a	)	779	777	—	—	779	777	1,556	(236)	1985	9/24/04	15 to 20 years
Sterling Heights, MI	(a	)	866	960	—	—	866	960	1,826	(234)	2000	12/29/05	15 to 30 years
Stillwater, MN	(a	)	1,051	1,051	—	—	1,051	1,051	2,102	(338)	1998	9/24/04	15 to 30 years
Stockbridge, GA	(b	)	388	353	—	—	388	353	741	(13)	2001	2/2/12	15 to 30 years
Stone Mountain, GA	(b	)	379	487	—	—	379	487	866	(17)	1986	2/2/12	15 to 30 years
Sun City, AZ	(a	)	771	372	—	—	771	372	1,143	(137)	1986	12/29/06	15 to 20 years
Superior, WI	(a	)	311	463	—	—	311	463	774	(143)	1976	5/24/05	15 to 20 years
Sweetwater, TN	(a	)	602	550	—	—	602	550	1,152	(141)	1999	12/29/06	15 to 40 years
Sweetwater, TN	(a	)	231	307	—	—	231	307	538	(87)	1979	11/2/07	15 to 30 years
Tarentum, PA	(c	)	1,481	676	—	—	1,481	676	2,157	(197)	2006	12/31/07	15 to 40 years
Taylorville, IL	(a	)	154	352	—	—	154	352	506	(205)	1980	9/23/05	10 to 15 years
Tempe, AZ	(a	)	480	361	—	—	480	361	841	(110)	2003	9/25/06	15 to 30 years
Thurmont, MD	(a	)	857	307	—	—	857	307	1,164	(119)	1985	11/27/06	15 to 20 years
Tipp City, OH	(a	)	789	332	—	—	789	332	1,121	(145)	1991	12/29/06	15 to 20 years
Tipton, IA	(a	)	240	408	—	—	240	408	648	(279)	1991	9/23/05	10 to 15 years
Tooele, UT	(a	)	552	624	—	—	552	624	1,176	(247)	1988	9/24/04	15 to 20 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Trenton, GA	(a	)	300	227	—	—	300	227	527	(80)	1991	11/2/07	15 to 30 years
Tulsa, OK	(a	)	983	1,232	—	—	983	1,232	2,215	(376)	1976	2/26/07	14 to 30 years
Tulsa, OK	(a	)	1,540	1,997	—	—	1,540	1,997	3,537	(417)	2002	7/2/07	15 to 40 years
Two Harbors, MN	(a	)	136	248	—	—	136	248	384	(49)	1984	5/24/05	15 to 30 years
Upper Marlboro, MD	(a	)	290	172	—	—	290	172	462	(79)	1983	11/27/06	15 to 20 years
Valdosta, GA	(a	)	472	347	—	—	472	347	819	(105)	2000	12/29/06	15 to 30 years
Vandalia, IL	(a	)	409	202	—	—	409	202	611	(190)	1977	9/23/05	10 to 15 years
Vernon Township, PA	(a	)	981	1,056	—	—	981	1,056	2,037	(250)	1983	2/6/07	15 to 30 years
Villa Rica, GA	(a	)	807	629	—	—	807	629	1,436	(183)	1999	2/28/06	15 to 30 years
Vinton, IA	(a	)	121	114	—	—	121	114	235	(96)	1978	9/23/05	10 to 15 years
Walkersville, MD	(a	)	381	238	—	—	381	238	619	(86)	1985	11/27/06	15 to 20 years
Warren, MI	(a	)	488	215	—	—	488	215	703	(84)	1979	5/25/05	15 to 20 years
Warrenton, VA	(a	)	378	254	—	—	378	254	632	(98)	1985	12/19/06	15 to 20 years
Warwick, RI	(c	)	1,593	1,314	—	—	1,593	1,314	2,907	(301)	1990	12/31/07	15 to 40 years
Washington Park, IL	(a	)	119	324	—	—	119	324	443	(108)	1980	5/25/05	15 to 20 years
Washington, IL	(c	)	264	460	—	—	264	460	724	—	1980	12/21/12	15 to 20 years
Watertown, WI	(a	)	267	338	—	—	267	338	605	(95)	1986	12/21/07	13 to 18 years
Waynesburg , PA	(c	)	323	918	—	—	323	918	1,241	—	1982	12/21/12	15 to 30 years
Weslaco, TX	(a	)	900	2,306	—	—	900	2,306	3,206	(418)	2001	4/1/05	15 to 40 years
West Carrollton, OH	(a	)	699	515	(535)	(351)	164	164	328	(102)	1983	12/29/06	15 to 30 years
Westchester, IL	(a	)	765	437	—	—	765	437	1,202	(138)	1986	9/29/06	15 to 20 years
Weston, WV	(c	)	158	695	—	—	158	695	853	—	1981	12/21/12	15 to 30 years
White Township, PA	(a	)	331	323	—	—	331	323	654	(104)	1982	2/6/07	15 to 30 years
Wichita Falls, TX	(a	)	851	1,077	—	—	851	1,077	1,928	(505)	1976	2/26/07	14 to 20 years
Winchester, TN	(a	)	400	291	—	—	400	291	691	(106)	1993	12/29/06	15 to 20 years
Winter Springs, FL	(a	)	523	446	—	—	523	446	969	(179)	1988	12/30/04	15 to 20 years
Woodbury, MN	(a	)	555	411	—	—	555	411	966	(98)	1987	5/24/05	15 to 30 years
Wytheville, VA	(a	)	446	172	—	—	446	172	618	(121)	1995	11/23/04	15 to 20 years
Yukon, OK	(a	)	555	373	—	—	555	373	928	(136)	2003	9/30/04	15 to 30 years
General and discount retail properies
Aberdeen, SD	(b	)	3,857	3,348	—	—	3,857	3,348	7,205	(875)	1984	5/31/06	15 to 30 years
Ainsworth, NE	(a	)	360	1,829	—	—	360	1,829	2,189	(251)	2007	12/11/07	12 to 47 years
Albany, MO	(b	)	66	410	—	—	66	410	476	(89)	1990	5/31/06	15 to 30 years
Albert Lea, MN	(b	)	2,526	3,141	—	—	2,526	3,141	5,667	(1,054)	1985	5/31/06	15 to 20 years
Allegan, MI	(b	)	741	1,198	—	—	741	1,198	1,939	(318)	2000	5/31/06	15 to 30 years
Appleton, WI	(b	)	4,898	5,804	—	—	4,898	5,804	10,702	(1,286)	1971	5/31/06	15 to 30 years
Arcadia, WI	(b	)	673	983	—	—	673	983	1,656	(326)	2000	5/31/06	15 to 30 years
Archbold, OH	(b	)	631	1,229	—	—	631	1,229	1,860	(326)	2000	5/31/06	15 to 30 years
Ashland, WI	(b	)	462	791	—	—	462	791	1,253	(292)	1975	5/31/06	15 to 20 years
Ashwaubenon, WI	(b	)	6,155	6,298	—	—	6,155	6,298	12,453	(1,394)	1979	5/31/06	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Ashwaubenon, WI	(b	)	264	1,681	—	—	264	1,681	1,945	(350)	2000	5/31/06	15 to 30 years
Attica, IN	(b	)	550	1,116	—	—	550	1,116	1,666	(301)	1999	5/31/06	15 to 30 years
Austin, MN	(b	)	4,246	4,444	—	—	4,246	4,444	8,690	(1,090)	1983	5/31/06	15 to 30 years
Bellevue, NE	(b	)	3,269	3,482	—	—	3,269	3,482	6,751	(872)	1984	5/31/06	15 to 30 years
Beloit, WI	(b	)	3,191	4,414	—	—	3,191	4,414	7,605	(1,455)	1978	5/31/06	15 to 20 years
Bethany, MO	(b	)	648	379	—	—	648	379	1,027	(184)	1974	5/31/06	15 to 20 years
Billings, MT	(b	)	3,035	4,509	(259)	—	2,776	4,509	7,285	(1,048)	1990	5/31/06	15 to 30 years
Bloomfield, IN	(b	)	639	940	—	—	639	940	1,579	(279)	1999	5/31/06	15 to 30 years
Boise, ID	(b	)	5,017	12,407	—	—	5,017	12,407	17,424	(3,697)	1992	5/31/06	15 to 30 years
Boise, ID	(b	)	2,036	5,555	—	—	2,036	5,555	7,591	(1,236)	1989	5/31/06	15 to 30 years
Boone County, IL	(b	)	3,061	3,609	—	—	3,061	3,609	6,670	(905)	1995	5/31/06	15 to 30 years
Brigham City, UT	(b	)	1,814	2,540	—	—	1,814	2,540	4,354	(625)	1990	5/31/06	15 to 30 years
Burlington, IA	(b	)	1,117	1,825	—	—	1,117	1,825	2,942	(575)	1985	5/31/06	15 to 20 years
Burlington, KS	(b	)	371	565	—	—	371	565	936	(209)	1990	5/31/06	15 to 20 years
Carrollton, MO	(b	)	352	345	—	—	352	345	697	(186)	1994	7/21/11	10 to 20 years
Centerville, TN	(b	)	420	776	—	—	420	776	1,196	(220)	2000	5/31/06	15 to 30 years
Clare, MI	(b	)	1,219	760	—	—	1,219	760	1,979	(321)	2000	5/31/06	15 to 30 years
Clarion, IA	(b	)	365	812	—	—	365	812	1,177	(219)	2000	5/31/06	15 to 30 years
Clintonville, WI	(b	)	495	1,089	—	—	495	1,089	1,584	(366)	1978	5/31/06	15 to 20 years
Coeur D’Alene, ID	(b	)	7,247	4,907	—	—	7,247	4,907	12,154	(1,596)	1987	5/31/06	15 to 20 years
De Pere, WI	(b	)	2,805	3,593	—	—	2,805	3,593	6,398	(1,085)	1967	5/31/06	15 to 20 years
De Pere, WI	(b	)	4,961	8,243	—	—	4,961	8,243	13,204	(3,458)	1987	5/31/06	15 to 20 years
Delavan, WI	(b	)	1,752	4,387	(118)	—	1,634	4,387	6,021	(1,019)	1995	5/31/06	15 to 30 years
Detroit Lakes, MN	(b	)	811	1,392	—	—	811	1,392	2,203	(473)	1974	5/31/06	15 to 20 years
Dixon, IL	(b	)	1,502	2,810	—	—	1,502	2,810	4,312	(696)	1993	5/31/06	15 to 30 years
Dowagiac, MI	(b	)	762	984	—	—	762	984	1,746	(284)	2000	5/31/06	15 to 30 years
Duluth, MN	(b	)	4,722	6,955	—	—	4,722	6,955	11,677	(1,558)	1993	5/31/06	15 to 30 years
Dyersville, IA	(b	)	381	1,082	—	—	381	1,082	1,463	(272)	2000	5/31/06	15 to 30 years
Eau Claire, WI	(b	)	3,652	5,217	—	—	3,652	5,217	8,869	(1,226)	1978	5/31/06	15 to 30 years
Escanaba, MI	(b	)	3,030	3,321	—	—	3,030	3,321	6,351	(1,061)	1971	5/31/06	15 to 20 years
Estherville, IA	(b	)	630	463	—	—	630	463	1,093	(216)	1976	5/31/06	15 to 20 years
Fairmont, MN	(b	)	2,393	3,546	—	—	2,393	3,546	5,939	(831)	1984	5/31/06	15 to 30 years
Fergus Falls, MN	(b	)	738	1,175	—	—	738	1,175	1,913	(376)	1986	5/31/06	15 to 20 years
Fond Du Lac, WI	(b	)	4,110	5,210	—	—	4,110	5,210	9,320	(1,155)	1985	5/31/06	15 to 30 years
Fort Atkinson, WI	(b	)	1,005	2,873	—	—	1,005	2,873	3,878	(671)	1984	5/31/06	15 to 30 years
Freeport, IL	(b	)	1,941	2,431	—	—	1,941	2,431	4,372	(699)	1994	5/31/06	15 to 30 years
Gallatin, MO	(b	)	57	405	—	—	57	405	462	(91)	1990	5/31/06	15 to 30 years
Glasgow, MT	(b	)	772	1,623	—	—	772	1,623	2,395	(429)	1998	5/31/06	15 to 30 years
Glenwood, MN	(b	)	775	1,404	—	—	775	1,404	2,179	(308)	1996	5/31/06	15 to 40 years
Gothenburg, NE	(a	)	391	1,798	—	—	391	1,798	2,189	(247)	2007	12/11/07	12 to 47 years
Grafton, WI	(b	)	2,952	4,206	—	—	2,952	4,206	7,158	(1,035)	1989	5/31/06	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Grand Island, NE	(b	)	3,401	5,497	—	—	3,401	5,497	8,898	(1,365)	1983	5/31/06	15 to 30 years
Great Falls, MT	(b	)	2,998	4,929	—	—	2,998	4,929	7,927	(1,576)	1985	5/31/06	15 to 20 years
Green Bay, WI	(b	)	8,698	12,160	—	—	8,698	12,160	20,858	(3,567)	2000	5/31/06	15 to 20 years
Green Bay, WI	(b	)	4,788	4,605	—	—	4,788	4,605	9,393	(1,493)	1966	5/31/06	15 to 20 years
Greenfield, OH	(b	)	555	1,041	—	—	555	1,041	1,596	(283)	2000	5/31/06	15 to 30 years
Hart, MI	(b	)	565	1,377	—	—	565	1,377	1,942	(336)	1999	5/31/06	15 to 30 years
Havana, IL	(b	)	526	813	—	—	526	813	1,339	(231)	2000	5/31/06	15 to 30 years
Helena, MT	(b	)	3,176	5,583	(724)	—	2,452	5,583	8,035	(1,261)	1992	5/31/06	15 to 30 years
Hodgenville, KY	(b	)	709	838	—	—	709	838	1,547	(259)	1999	5/31/06	15 to 30 years
Houghton, MI	(b	)	1,963	4,025	—	—	1,963	4,025	5,988	(1,044)	1994	5/31/06	15 to 30 years
Howard, WI	(b	)	1,269	1,937	—	—	1,269	1,937	3,206	(421)	2005	5/31/06	15 to 40 years
Hutchinson, MN	(b	)	2,793	4,108	—	—	2,793	4,108	6,901	(949)	1991	5/31/06	15 to 30 years
Idaho Falls, ID	(b	)	1,721	3,231	—	—	1,721	3,231	4,952	(1,037)	1986	5/31/06	15 to 20 years
Jacksonville, IL	(b	)	3,603	3,569	—	—	3,603	3,569	7,172	(1,134)	1996	5/31/06	15 to 30 years
Janesville, WI	(b	)	3,166	4,808	—	—	3,166	4,808	7,974	(1,506)	1980	5/31/06	15 to 20 years
Kennewick, WA	(b	)	4,044	5,347	—	—	4,044	5,347	9,391	(1,272)	1989	5/31/06	15 to 30 years
Kenosha, WA	(b	)	3,079	4,259	—	—	3,079	4,259	7,338	(1,399)	1980	5/31/06	15 to 20 years
Kewaunee, WI	(b	)	872	758	—	—	872	758	1,630	(295)	2000	5/31/06	15 to 30 years
Kimberly, WI	(b	)	3,550	4,749	—	—	3,550	4,749	8,299	(1,451)	1979	5/31/06	15 to 20 years
Kingsford, MI	(b	)	3,736	3,570	—	—	3,736	3,570	7,306	(1,169)	1970	5/31/06	15 to 20 years
La Crosse, WI	(b	)	2,896	3,810	—	—	2,896	3,810	6,706	(1,210)	1978	5/31/06	15 to 20 years
Lake Hallie, WI	(b	)	2,627	3,965	—	—	2,627	3,965	6,592	(1,118)	1982	5/31/06	15 to 30 years
Lancaster, WI	(b	)	581	1,018	—	—	581	1,018	1,599	(282)	1999	5/31/06	15 to 30 years
Lander, WY	(b	)	289	589	—	—	289	589	878	(205)	1974	5/31/06	15 to 20 years
Layton, UT	(b	)	2,950	3,408	—	—	2,950	3,408	6,358	(836)	1988	5/31/06	15 to 30 years
Ledgeview, WI	(b	)	1,275	2,113	—	—	1,275	2,113	3,388	(457)	2005	5/31/06	15 to 40 years
Lewiston, ID	(b	)	409	2,999	—	—	409	2,999	3,408	(966)	1987	5/31/06	15 to 20 years
Liberty, KY	(b	)	474	945	—	—	474	945	1,419	(250)	2000	5/31/06	15 to 30 years
Lincoln, NE	(b	)	4,186	4,150	—	—	4,186	4,150	8,336	(948)	1983	5/31/06	15 to 30 years
Livingston, TN	(b	)	429	822	—	—	429	822	1,251	(227)	2000	5/31/06	15 to 30 years
Logan, UT	(b	)	454	3,453	—	—	454	3,453	3,907	(1,107)	1989	5/31/06	15 to 20 years
Loogootee, IN	(b	)	571	973	—	—	571	973	1,544	(274)	1999	5/31/06	15 to 30 years
Madison, SD	(b	)	1,060	1,015	—	—	1,060	1,015	2,075	(399)	1975	5/31/06	15 to 20 years
Madison, WI	(b	)	4,072	5,777	—	—	4,072	5,777	9,849	(1,316)	1988	5/31/06	15 to 30 years
Madison, WI	(b	)	2,836	4,522	—	—	2,836	4,522	7,358	(1,237)	1982	5/31/06	15 to 30 years
Madison, WI	(b	)	5,632	5,299	—	—	5,632	5,299	10,931	(1,246)	1980	5/31/06	15 to 30 years
Manistique, MI	(b	)	659	1,223	—	—	659	1,223	1,882	(331)	2000	5/31/06	15 to 30 years
Manitowoc, WI	(b	)	2,573	4,011	—	—	2,573	4,011	6,584	(1,307)	1977	5/31/06	15 to 20 years
Mankato, MN	(b	)	6,167	4,861	—	—	6,167	4,861	11,028	(1,524)	1971	5/31/06	15 to 20 years
Marinette, WI	(b	)	1,452	3,736	—	—	1,452	3,736	5,188	(886)	1990	5/31/06	15 to 30 years
Marion, KY	(b	)	724	765	—	—	724	765	1,489	(255)	2000	5/31/06	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Marquette, MI	(b	)	4,423	5,774	—	—	4,423	5,774	10,197	(1,808)	1969	5/31/06	15 to 20 years
Marshall, MN	(b	)	4,152	2,872	—	—	4,152	2,872	7,024	(1,024)	1972	5/31/06	15 to 20 years
Marshfield, WI	(b	)	3,272	4,406	—	—	3,272	4,406	7,678	(1,350)	1968	5/31/06	15 to 20 years
Mason City, IA	(b	)	2,186	3,888	—	—	2,186	3,888	6,074	(1,233)	1985	5/31/06	15 to 20 years
Memphis, MO	(b	)	448	313	—	—	448	313	761	(140)	1983	5/31/06	15 to 20 years
Menasha, WI	(b	)	3,137	3,245	—	—	3,137	3,245	6,382	(811)	1981	5/31/06	15 to 30 years
Minerva, OH	(b	)	1,103	902	—	—	1,103	902	2,005	(337)	2000	5/31/06	15 to 30 years
Missoula, MT	(b	)	4,123	5,253	—	—	4,123	5,253	9,376	(1,600)	1987	5/31/06	15 to 20 years
Mitchell, IN	(b	)	554	791	—	—	554	791	1,345	(241)	2000	5/31/06	15 to 30 years
Mitchell, SD	(b	)	3,918	3,126	—	—	3,918	3,126	7,044	(1,033)	1973	5/31/06	15 to 20 years
Monmouth, IL	(b	)	2,037	1,166	—	—	2,037	1,166	3,203	(527)	1971	5/31/06	15 to 20 years
Monona, WI	(b	)	2,982	4,700	—	—	2,982	4,700	7,682	(1,142)	1981	5/31/06	15 to 30 years
Monroe, WI	(b	)	1,526	4,027	—	—	1,526	4,027	5,553	(938)	1994	5/31/06	15 to 30 years
Monticello, IL	(b	)	641	1,172	—	—	641	1,172	1,813	(314)	1999	5/31/06	15 to 30 years
Montpelier, OH	(b	)	557	1,130	—	—	557	1,130	1,687	(299)	2000	5/31/06	15 to 30 years
Morgantown, KY	(b	)	518	871	—	—	518	871	1,389	(241)	1999	5/31/06	15 to 30 years
Mount Ayr, IA	(b	)	228	666	—	—	228	666	894	(162)	1995	5/31/06	15 to 30 years
Mt Carmel, IL	(b	)	972	1,602	—	—	972	1,602	2,574	(560)	2000	5/31/06	15 to 20 years
Munfordville, KY	(b	)	672	766	—	—	672	766	1,438	(245)	2000	5/31/06	15 to 30 years
Nampa, ID	(b	)	2,080	4,014	—	—	2,080	4,014	6,094	(1,276)	1986	5/31/06	15 to 20 years
Neenah, WI	(b	)	2,944	5,595	(38)	—	2,906	5,595	8,501	(1,256)	1990	5/31/06	15 to 30 years
Newaygo, MI	(b	)	633	1,155	—	—	633	1,155	1,788	(305)	2000	5/31/06	15 to 30 years
Norfolk, NE	(b	)	2,701	2,912	—	—	2,701	2,912	5,613	(846)	1984	5/31/06	15 to 30 years
North Platte, NE	(b	)	2,734	3,378	—	—	2,734	3,378	6,112	(776)	1985	5/31/06	15 to 30 years
Oconto, WI	(b	)	496	1,176	—	—	496	1,176	1,672	(318)	2000	5/31/06	15 to 30 years
Ogden, UT	(b	)	2,448	3,864	—	—	2,448	3,864	6,312	(901)	1988	5/31/06	15 to 30 years
Omaha, NE	(b	)	1,024	7,113	—	—	1,024	7,113	8,137	(1,604)	1966	5/31/06	15 to 30 years
Omaha, NE	(b	)	5,320	4,086	—	—	5,320	4,086	9,406	(989)	1985	5/31/06	15 to 30 years
Omaha, NE	(b	)	5,477	3,986	—	—	5,477	3,986	9,463	(960)	1984	5/31/06	15 to 30 years
Omaha, NE	(b	)	7,431	14,273	—	—	7,431	14,273	21,704	(4,559)	2000	5/31/06	15 to 30 years
Onalaska, WI	(b	)	2,468	4,392	—	—	2,468	4,392	6,860	(1,028)	1989	5/31/06	15 to 30 years
O’Neill, NE	(a	)	400	1,752	—	—	400	1,752	2,152	(274)	1972	8/24/07	12 to 47 years
Osceola, IA	(b	)	322	422	—	—	322	422	744	(146)	1978	5/31/06	15 to 20 years
Oshkosh, WI	(b	)	3,594	4,384	—	—	3,594	4,384	7,978	(1,022)	1984	5/31/06	15 to 30 years
Park Rapids, MN	(b	)	877	1,089	—	—	877	1,089	1,966	(380)	1981	5/31/06	15 to 20 years
Perry, IA	(b	)	651	1,015	—	—	651	1,015	1,666	(298)	1998	5/31/06	15 to 30 years
Petersburg, IN	(b	)	799	678	—	—	799	678	1,477	(254)	1999	5/31/06	15 to 30 years
Pocatello, ID	(b	)	2,317	4,274	—	—	2,317	4,274	6,591	(1,365)	1986	5/31/06	15 to 20 years
Powell, WY	(b	)	1,264	859	—	—	1,264	859	2,123	(328)	1985	5/31/06	15 to 20 years
Provo, UT	(b	)	2,145	2,966	—	—	2,145	2,966	5,111	(724)	1988	5/31/06	15 to 30 years
Pt Washington, WI	(b	)	436	1,427	—	—	436	1,427	1,863	(312)	1982	5/31/06	15 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Pullman, WA	(b	)	2,237	4,295	—	—	2,237	4,295	6,532	(1,023)	1996	5/31/06	15 to 30 years
Quincy, IL	(b	)	3,510	4,916	—	—	3,510	4,916	8,426	(1,552)	1986	5/31/06	15 to 20 years
Racine, WI	(b	)	3,076	5,305	—	—	3,076	5,305	8,381	(1,569)	1979	5/31/06	15 to 20 years
Rapid City, SD	(b	)	4,725	4,164	—	—	4,725	4,164	8,889	(1,064)	1988	5/31/06	15 to 30 years
Rawlins, WY	(b	)	430	581	—	—	430	581	1,011	(225)	1971	5/31/06	15 to 20 years
Redding, CA	(b	)	7,043	5,255	—	—	7,043	5,255	12,298	(1,233)	1989	5/31/06	15 to 30 years
Rice Lake, WI	(b	)	1,535	3,407	—	—	1,535	3,407	4,942	(872)	1995	5/31/06	15 to 30 years
River Falls, WI	(b	)	1,787	4,283	—	—	1,787	4,283	6,070	(1,011)	1994	5/31/06	15 to 30 years
Riverdale, UT	(b	)	3,023	3,063	(60)	—	2,963	3,063	6,026	(765)	1990	5/31/06	15 to 30 years
Rochester, MN	(b	)	6,466	4,232	—	—	6,466	4,232	10,698	(1,411)	1981	5/31/06	15 to 20 years
Rochester, MN	(b	)	6,189	4,511	—	—	6,189	4,511	10,700	(1,452)	1981	5/31/06	15 to 20 years
Rockville, IN	(b	)	628	939	—	—	628	939	1,567	(274)	1999	5/31/06	15 to 30 years
Rothschild, WI	(b	)	2,685	4,231	—	—	2,685	4,231	6,916	(1,369)	1977	5/31/06	15 to 20 years
Salt Lake City, UT	(b	)	3,260	3,937	—	—	3,260	3,937	7,197	(953)	1991	5/31/06	15 to 30 years
Scottsville, KY	(b	)	544	840	—	—	544	840	1,384	(239)	1999	5/31/06	15 to 30 years
Sheboygan, WI	(b	)	2,973	4,340	—	—	2,973	4,340	7,313	(1,142)	1993	5/31/06	15 to 30 years
Sioux Falls, SD	(b	)	4,907	4,023	—	—	4,907	4,023	8,930	(1,312)	1987	5/31/06	15 to 20 years
Smithville, TN	(b	)	570	733	(15)	—	555	733	1,288	(235)	2000	5/31/06	15 to 30 years
Somerville, TN	(b	)	345	537	—	—	345	537	882	(171)	2000	5/31/06	15 to 30 years
Spanish Fork, UT	(b	)	1,366	3,000	—	—	1,366	3,000	4,366	(705)	1991	5/31/06	15 to 30 years
Spokane Valley, WA	(b	)	1,014	3,005	—	—	1,014	3,005	4,019	(828)	1987	5/31/06	15 to 20 years
Spokane, WA	(b	)	3,781	4,934	—	—	3,781	4,934	8,715	(1,522)	1986	5/31/06	15 to 20 years
Spokane, WA	(b	)	3,437	5,047	—	—	3,437	5,047	8,484	(1,188)	1995	5/31/06	15 to 30 years
St Cloud, MN	(b	)	3,749	4,884	—	—	3,749	4,884	8,633	(1,538)	1985	5/31/06	15 to 20 years
St. Cloud, MN	(b	)	5,033	6,589	—	—	5,033	6,589	11,622	(1,508)	1991	5/31/06	15 to 30 years
Steven’S Point, WI	(b	)	1,383	5,401	—	—	1,383	5,401	6,784	(1,506)	1985	5/31/06	15 to 20 years
Sturgis, SD	(b	)	402	717	—	—	402	717	1,119	(251)	1984	5/31/06	15 to 20 years
Sullivan, IL	(b	)	557	879	—	—	557	879	1,436	(255)	1999	5/31/06	15 to 30 years
Thermopolis, WY	(a	)	589	1,600	—	—	589	1,600	2,189	(225)	2007	12/11/07	12 to 47 years
Tuscola, IL	(b	)	724	897	—	—	724	897	1,621	(282)	2000	5/31/06	15 to 30 years
Twin Falls, ID	(b	)	2,037	3,696	—	—	2,037	3,696	5,733	(1,177)	1986	5/31/06	15 to 20 years
Union Gap, WA	(b	)	481	4,079	—	—	481	4,079	4,560	(1,288)	1991	5/31/06	15 to 20 years
Vermillion, SD	(b	)	756	993	—	—	756	993	1,749	(348)	1984	5/31/06	15 to 20 years
Wahpeton, ND	(b	)	1,202	1,418	—	—	1,202	1,418	2,620	(521)	1971	5/31/06	15 to 20 years
Walla Walla, WA	(b	)	2,283	1,955	—	—	2,283	1,955	4,238	(499)	1989	5/31/06	15 to 30 years
Washington, IA	(b	)	719	865	—	—	719	865	1,584	(324)	1973	5/31/06	15 to 20 years
Watertown, SD	(b	)	3,064	3,519	—	—	3,064	3,519	6,583	(842)	1985	5/31/06	15 to 30 years
Watertown, WI	(b	)	3,124	4,436	—	—	3,124	4,436	7,560	(1,384)	1972	5/31/06	15 to 20 years
Waukon, IA	(b	)	604	971	—	—	604	971	1,575	(276)	1998	5/31/06	15 to 30 years
West Bend, WI	(b	)	3,310	4,069	—	—	3,310	4,069	7,379	(1,320)	1972	5/31/06	15 to 20 years
West Bountiful, UT	(b	)	2,952	3,897	—	—	2,952	3,897	6,849	(928)	1991	5/31/06	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
West Jordan, UT	(b	)	2,848	3,969	—	—	2,848	3,969	6,817	(970)	1988	5/31/06	15 to 30 years
West Valley City, UT	(b	)	2,780	4,005	—	—	2,780	4,005	6,785	(998)	1989	5/31/06	15 to 30 years
Winona, MN	(b	)	3,413	4,436	—	—	3,413	4,436	7,849	(1,482)	1986	5/31/06	15 to 20 years
Wisconsin Rapids, WI	(b	)	3,689	4,806	—	—	3,689	4,806	8,495	(1,498)	1969	5/31/06	15 to 20 years
Woodsfield, OH	(b	)	691	1,009	—	—	691	1,009	1,700	(298)	2000	5/31/06	15 to 30 years
Worthington, MN	(b	)	2,861	3,767	—	—	2,861	3,767	6,628	(901)	1984	5/31/06	15 to 30 years
Yakima, WA	(b	)	2,789	5,033	—	—	2,789	5,033	7,822	(1,169)	1988	5/31/06	15 to 30 years
Building material suppliers
Abingdon, VA	(b	)	401	814	—	—	401	814	1,215	(190)	1979	10/14/10	15 to 30 years
Alamogordo, NM	(b	)	645	861	—	—	645	861	1,506	(152)	1980	11/10/08	15 to 40 years
Altoona, PA	(b	)	342	545	—	—	342	545	887	(126)	1993	11/10/08	15 to 30 years
Arnold, MO	(b	)	973	553	—	—	973	553	1,526	(209)	1984	7/3/12	10 to 15 years
Asheville, NC	(b	)	2,013	2,307	—	—	2,013	2,307	4,320	(589)	1988	7/3/12	15 to 30 years
Ashland, KY	(b	)	1,009	1,032	—	—	1,009	1,032	2,041	(312)	1991	10/14/10	15 to 30 years
Auburn, NY	(b	)	397	786	—	—	397	786	1,183	(185)	1962	11/10/08	15 to 30 years
Aurora, CO	(a	)	2,562	2,740	—	—	2,562	2,740	5,302	(615)	1999	12/27/06	15 to 40 years
Bakersfield, CA	(b	)	1,235	1,659	—	—	1,235	1,659	2,894	(385)	1976	7/3/12	15 to 30 years
Bardstown, KY	(b	)	766	837	—	—	766	837	1,603	(207)	2000	11/10/08	15 to 40 years
Baton Rouge, LA	(b	)	1,568	5,806	—	—	1,568	5,806	7,374	(1,041)	2003	10/14/10	15 to 40 years
Beaver, WV	(b	)	169	375	—	—	169	375	544	(95)	1991	11/10/08	15 to 20 years
Binghamton, NY	(b	)	380	1,047	—	—	380	1,047	1,427	(194)	1975	7/3/12	15 to 30 years
Bradenton, FL	(b	)	2,160	3,030	—	—	2,160	3,030	5,190	(864)	2006	4/27/07	15 to 40 years
Bridgeport, OH	(b	)	360	544	—	—	360	544	904	(163)	1984	11/10/08	15 to 20 years
Buckhannon, WV	(b	)	343	733	—	—	343	733	1,076	(145)	1982	11/10/08	15 to 30 years
Cambridge, MD	(b	)	465	446	—	—	465	446	911	(123)	1988	7/3/12	15 to 20 years
Cambridge, OH	(b	)	542	781	—	—	542	781	1,323	(192)	1978	11/10/08	15 to 30 years
Charlottesville, VA	(b	)	414	663	—	—	414	663	1,077	(128)	1981	6/2/08	15 to 30 years
Chattaroy, WV	(b	)	107	227	—	—	107	227	334	(97)	1982	11/10/08	10 to 15 years
Clarksville, TN	(b	)	1,145	1,972	—	—	1,145	1,972	3,117	(490)	2005	4/27/07	15 to 40 years
Columbus, OH	(b	)	786	397	—	—	786	397	1,183	(142)	1970	11/10/08	15 to 20 years
Cumberland, MD	(b	)	678	353	—	—	678	353	1,031	(136)	1996	7/3/12	15 to 20 years
Danville, IN	(b	)	831	923	—	—	831	923	1,754	(167)	1993	11/10/08	15 to 40 years
Danville, KY	(b	)	502	703	—	—	502	703	1,205	(176)	1995	11/10/08	15 to 40 years
Dayton, TN	(b	)	437	816	—	—	437	816	1,253	(144)	1999	6/11/08	15 to 40 years
Denton, TX	(b	)	2,308	1,888	—	—	2,308	1,888	4,196	(440)	2005	4/27/07	15 to 40 years
Depew, NY	(b	)	398	1,108	—	—	398	1,108	1,506	(294)	1960	11/10/08	15 to 20 years
Douglassville, PA	(b	)	440	447	—	—	440	447	887	(162)	1979	11/10/08	15 to 20 years
East Syracuse, NY	(b	)	975	746	—	—	975	746	1,721	(173)	1970	11/10/08	15 to 30 years
Empire, OH	(b	)	595	394	—	—	595	394	989	(136)	1971	11/10/08	15 to 20 years
Fayetteville, NC	(b	)	785	2,243	—	—	785	2,243	3,028	(572)	2006	4/27/07	15 to 40 years
Fort Myers, FL	(b	)	2,401	3,148	—	—	2,401	3,148	5,549	(742)	1973	7/3/12	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Fortson, GA	(b	)	1,120	1,006	—	—	1,120	1,006	2,126	(308)	2002	10/14/10	15 to 40 years
Georgetown, KY	(b	)	769	885	—	—	769	885	1,654	(234)	1998	6/11/08	15 to 40 years
Georgetown, TX	(b	)	1,587	3,114	—	—	1,587	3,114	4,701	(609)	2006	4/27/07	15 to 40 years
Greensburg, PA	(b	)	391	793	—	—	391	793	1,184	(191)	1977	11/30/09	15 to 40 years
Greenwood, IN	(b	)	1,515	477	—	—	1,515	477	1,992	(256)	1970	7/3/12	15 to 20 years
Guilderland, NY	(b	)	510	512	—	—	510	512	1,022	(147)	1965	11/10/08	15 to 20 years
Gurnee, IL	(b	)	2,036	2,523	—	—	2,036	2,523	4,559	(600)	1998	7/3/12	15 to 30 years
Hendersonville, TN	(b	)	1,555	2,341	—	—	1,555	2,341	3,896	(571)	2006	4/27/07	15 to 40 years
Highspire, PA	(b	)	801	2,211	—	—	801	2,211	3,012	(490)	2005	4/27/07	15 to 40 years
Huntersville, NC	(b	)	1,418	2,644	—	—	1,418	2,644	4,062	(623)	2006	4/27/07	15 to 40 years
Huntington, WV	(b	)	907	1,275	—	—	907	1,275	2,182	(336)	1985	10/14/10	15 to 30 years
Indianapolis, IN	(b	)	849	582	—	—	849	582	1,431	(165)	1970	11/10/08	15 to 20 years
Jefferson City, TN	(b	)	1,059	1,517	—	—	1,059	1,517	2,576	(344)	1999	7/3/12	15 to 30 years
Jeffersonville, IN	(b	)	717	730	—	—	717	730	1,447	(193)	1945	7/3/12	15 to 20 years
Keller, VA	(b	)	244	959	—	—	244	959	1,203	(177)	1995	10/14/10	15 to 40 years
Knoxville, TN	(b	)	1,199	737	—	—	1,199	737	1,936	(238)	1972	11/10/08	15 to 30 years
Lehighton, PA	(b	)	645	593	—	—	645	593	1,238	(163)	1996	7/3/12	15 to 30 years
Lexington, KY	(b	)	871	1,105	—	—	871	1,105	1,976	(311)	1970	10/14/10	15 to 30 years
Lexington, SC	(b	)	1,250	2,153	—	—	1,250	2,153	3,403	(456)	2006	4/27/07	15 to 40 years
Lincoln, NE	(b	)	1,822	2,158	—	—	1,822	2,158	3,980	(497)	1985	11/10/08	15 to 30 years
London, KY	(b	)	698	701	—	—	698	701	1,399	(205)	1979	11/10/08	15 to 20 years
Loretto, PA	(b	)	283	1,144	—	—	283	1,144	1,427	(272)	1965	10/14/10	15 to 20 years
Louisville, KY	(b	)	737	758	—	—	737	758	1,495	(213)	1963	11/10/08	15 to 30 years
Louisville, KY	(b	)	800	1,274	—	—	800	1,274	2,074	(363)	1963	10/14/10	15 to 20 years
Lubbock, TX	(b	)	288	1,110	—	—	288	1,110	1,398	(228)	1976	11/10/08	15 to 30 years
Madison Heights, VA	(b	)	536	1,228	—	—	536	1,228	1,764	(236)	1981	7/3/12	15 to 30 years
Madisonville, TN	(b	)	418	815	—	—	418	815	1,233	(143)	1999	6/11/08	15 to 40 years
Manassas, VA	(b	)	3,591	2,021	—	—	3,591	2,021	5,612	(354)	2005	4/27/07	15 to 40 years
Martinsville, IN	(b	)	385	289	—	—	385	289	674	(88)	1990	7/3/12	15 to 30 years
Mechanicsville, MA	(b	)	772	2,110	—	—	772	2,110	2,882	(417)	1996	10/14/10	15 to 40 years
Milesburg, PA	(b	)	323	537	—	—	323	537	860	(153)	1973	11/10/08	15 to 20 years
Milton, WV	(b	)	68	169	—	—	68	169	237	(72)	1977	11/10/08	10 to 15 years
Mishawaka, IN	(b	)	357	396	—	—	357	396	753	(108)	1979	7/3/12	10 to 15 years
Moorefield, WV	(b	)	572	310	—	—	572	310	882	(68)	1996	11/10/08	15 to 40 years
Morgantown, WV	(b	)	930	307	—	—	930	307	1,237	(90)	1994	11/10/08	15 to 30 years
Moundsville, WV	(b	)	712	309	—	—	712	309	1,021	(79)	1969	11/10/08	15 to 30 years
Mount Airy, MD	(b	)	4,653	2,878	—	—	4,653	2,878	7,531	(993)	1986	7/3/12	15 to 20 years
Mt. Pleasant Borough, PA	(b	)	399	623	—	—	399	623	1,022	(154)	1997	11/10/08	15 to 30 years
Murfreesboro, TN	(b	)	612	1,244	—	—	612	1,244	1,856	(299)	1968	11/30/09	15 to 40 years
Murrysville, PA	(b	)	963	1,199	—	—	963	1,199	2,162	(344)	1968	10/14/10	15 to 20 years
Narrows, VA	(b	)	195	688	—	—	195	688	883	(139)	1985	10/14/10	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
New Castle, PA	(b	)	494	855	—	—	494	855	1,349	(205)	1995	10/14/10	15 to 30 years
Niagara Falls, NY	(b	)	289	807	—	—	289	807	1,096	(195)	1981	10/14/10	15 to 20 years
North Bluefield, WV	(b	)	217	492	—	—	217	492	709	(92)	1983	11/10/08	15 to 40 years
Northport, AL	(b	)	2,041	1,946	—	—	2,041	1,946	3,987	(647)	2006	4/27/07	15 to 40 years
Oakland, MD	(b	)	804	809	—	—	804	809	1,613	(239)	1993	11/10/08	15 to 40 years
Ocean View, DE	(b	)	2,121	2,877	—	—	2,121	2,877	4,998	(743)	1970	10/14/10	15 to 40 years
Orchard Park, NY	(b	)	304	1,488	—	—	304	1,488	1,792	(333)	1966	10/14/10	15 to 20 years
Oriskany, NY	(b	)	618	749	—	—	618	749	1,367	(187)	1965	7/3/12	15 to 20 years
Pataskala, OH	(b	)	796	656	—	—	796	656	1,452	(197)	1998	11/10/08	15 to 20 years
Patchogue, NY	(b	)	1,869	797	—	—	1,869	797	2,666	(379)	1985	10/14/10	15 to 20 years
Pine Township, PA	(b	)	243	863	—	—	243	863	1,106	(181)	1991	10/14/10	15 to 30 years
Piperton, TN	(b	)	1,338	1,916	—	—	1,338	1,916	3,254	(440)	2006	4/27/07	15 to 40 years
Plant City, FL	(b	)	2,192	3,280	—	—	2,192	3,280	5,472	(898)	2004	10/14/10	15 to 30 years
Pulaski, VA	(b	)	882	1,040	—	—	882	1,040	1,922	(253)	1979	7/3/12	15 to 30 years
Raleigh, NC	(b	)	1,066	2,497	—	—	1,066	2,497	3,563	(567)	1975	10/14/10	15 to 30 years
Ranson, WV	(b	)	1,020	1,955	—	—	1,020	1,955	2,975	(479)	2005	4/27/07	15 to 40 years
Richland, MS	(b	)	1,351	2,279	—	—	1,351	2,279	3,630	(472)	2005	4/27/07	15 to 40 years
Richmond, KY	(b	)	732	720	—	—	732	720	1,452	(191)	1976	11/10/08	15 to 30 years
Richmond, VA	(b	)	384	1,380	—	—	384	1,380	1,764	(244)	1977	7/3/12	15 to 20 years
Riverhead, NY	(b	)	1,146	1,402	—	—	1,146	1,402	2,548	(299)	1984	6/2/08	15 to 30 years
Rockaway, NJ	(b	)	1,826	948	—	—	1,826	948	2,774	(366)	1974	7/3/12	15 to 20 years
Russellville, KY	(b	)	293	541	—	—	293	541	834	(142)	1995	11/10/08	15 to 30 years
San Antonio, TX	(b	)	1,403	2,195	—	—	1,403	2,195	3,598	(552)	2004	4/27/07	15 to 40 years
Selbyville, DE	(b	)	919	1,434	—	—	919	1,434	2,353	(386)	1970	10/14/10	15 to 20 years
Seymour, IN	(b	)	506	494	—	—	506	494	1,000	(171)	1995	10/14/10	15 to 30 years
Somerset, KY	(b	)	731	802	—	—	731	802	1,533	(181)	1998	11/10/08	15 to 40 years
Somerset, PA	(b	)	257	604	—	—	257	604	861	(136)	1979	11/10/08	15 to 30 years
Tonawanda, NY	(b	)	168	1,104	—	—	168	1,104	1,272	(238)	1968	10/14/10	15 to 20 years
Troutville, VA	(b	)	542	802	—	—	542	802	1,344	(140)	1979	11/10/08	15 to 40 years
Versailles, KY	(b	)	825	1,059	—	—	825	1,059	1,884	(299)	1978	10/14/10	15 to 30 years
Watertown, NY	(b	)	435	833	—	—	435	833	1,268	(172)	1997	7/3/12	15 to 30 years
Waynesboro, PA	(b	)	248	801	—	—	248	801	1,049	(160)	1996	11/10/08	15 to 30 years
West Springfield, MA	(b	)	1,443	1,467	—	—	1,443	1,467	2,910	(562)	1983	10/14/10	10 to 17 years
Winchester, KY	(b	)	720	646	—	—	720	646	1,366	(181)	1983	11/10/08	15 to 30 years
York, PA	(b	)	1,213	670	—	—	1,213	670	1,883	(257)	1970	7/3/12	10 to 15 years
Yuma, AZ	(b	)	1,623	2,721	—	—	1,623	2,721	4,344	(564)	2006	4/27/07	15 to 40 years
Automotive dealers, parts and service properties
Alabaster, AL	(a	)	631	1,010	—	—	631	1,010	1,641	(137)	1995	12/22/06	40 to 40 years
Albany, GA	(c	)	242	572	—	—	242	572	814	(97)	1982	9/7/07	15 to 40 years
Albany, GA	(c	)	281	575	—	—	281	575	856	(140)	1997	9/7/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Auburn, AL	(a)	354	1,182	30	78	384	1,260	1,644	(236)	1987	12/22/06	15 to 30 years
Auburn, AL	(c)	676	646	—	—	676	646	1,322	(167)	1995	9/7/07	15 to 30 years
Bessemer, AL	(a)	358	1,197	—	—	358	1,197	1,555	(162)	1988	12/22/06	40 to 40 years
Birmingham, AL	(a)	372	1,073	—	—	372	1,073	1,445	(194)	1965	12/22/06	30 to 30 years
Birmingham, AL	(a)	607	1,379	—	—	607	1,379	1,986	(187)	1988	12/22/06	40 to 40 years
Birmingham, AL	(a)	339	858	—	—	339	858	1,197	(116)	1990	12/22/06	40 to 40 years
Birmingham, AL	(a)	343	901	—	—	343	901	1,244	(122)	1989	12/22/06	40 to 40 years
Birmingham, AL	(a)	417	1,237	—	—	417	1,237	1,654	(168)	1970	12/22/06	40 to 40 years
Birmingham, AL	(a)	334	1,119	—	—	334	1,119	1,453	(152)	1989	12/22/06	40 to 40 years
Birmingham, AL	(a)	300	839	—	—	300	839	1,139	(91)	1998	12/22/06	50 to 50 years
Caldwell, TX	(a)	1,775	1,725	—	—	1,775	1,725	3,500	(531)	2000	12/31/07	11 to 36 years
Clinton Township, MI	(a)	5,430	7,254	(3,116)	(3,779)	2,314	3,475	5,789	(1,251)	1999	1/9/07	3 to 30 years
Conroe, TX	(a)	4,338	448	955	145	5,293	593	5,886	(947)	2005	11/17/06	12 to 47 years
Crestview, FL	(c)	544	743	—	—	544	743	1,287	(159)	1975	9/7/07	15 to 30 years
Decatur, AL	(a)	187	1,174	—	98	187	1,272	1,459	(135)	2000	12/22/06	20 to 50 years
Decatur, AL	(a)	84	803	—	—	84	803	887	(87)	2001	12/22/06	50 to 50 years
Dothan, AL	(c)	162	659	—	—	162	659	821	(139)	1996	9/7/07	15 to 30 years
Florence, AL	(a)	130	1,128	—	—	130	1,128	1,258	(122)	1999	12/22/06	50 to 50 years
Gardendale, AL	(a)	586	1,274	—	—	586	1,274	1,860	(173)	1989	12/22/06	40 to 40 years
Greenville, SC	(a)	2,561	1,526	—	—	2,561	1,526	4,087	(750)	1999	12/28/05	15 to 30 years
Gulf Breeze, FL	(c)	296	457	—	—	296	457	753	(100)	1993	9/7/07	15 to 30 years
Houston, TX	(c)	2,214	2,504	—	—	2,214	2,504	4,718	(655)	1992	6/29/07	6 to 30 years
Huntsville, AL	(a)	778	1,686	—	—	778	1,686	2,464	(402)	1997	2/23/04	15 to 30 years
Huntsville, AL	(a)	184	1,037	—	—	184	1,037	1,221	(112)	2001	12/22/06	50 to 50 years
Huntsville, AL	(a)	252	917	—	—	252	917	1,169	(166)	1965	12/22/06	30 to 30 years
Huntsville, AL	(a)	374	1,295	—	109	374	1,404	1,778	(184)	1997	12/22/06	20 to 40 years
Huntsville, AL	(a)	195	1,649	—	—	195	1,649	1,844	(223)	1993	12/22/06	40 to 40 years
Huntsville, AL	(a)	295	893	—	—	295	893	1,188	(121)	1994	12/22/06	40 to 40 years
Irving, TX	(a)	7,348	970	—	—	7,348	970	8,318	(1,307)	1960	6/1/06	12 to 27 years
Irving, TX	(a)	931	268	—	—	931	268	1,199	(99)	1965	4/19/07	12 to 18 years
Jacksonville, FL	11,080	6,155	10,957	—	—	6,155	10,957	17,112	(1,550)	2005	6/30/05	15 to 40 years
Jacksonville, FL	(a)	3,170	938	—	—	3,170	938	4,108	(338)	1989	12/28/05	15 to 30 years
Kennesaw, GA	(a)	3,931	5,334	—	—	3,931	5,334	9,265	(230)	1995	2/16/12	15 to 30 years
Lincoln, NE	(a)	1,318	1,604	—	—	1,318	1,604	2,922	(449)	1972	7/13/07	11 to 26 years
Madison, AL	(a)	211	1,401	—	—	211	1,401	1,612	(190)	1997	12/22/06	40 to 40 years
Madison, AL	(a)	359	1,505	—	—	359	1,505	1,864	(204)	1995	12/22/06	40 to 40 years
Marianna, FL	(c)	283	452	—	—	283	452	735	(96)	1994	9/7/07	15 to 40 years
Midlothian, VA	6,925	4,775	6,056	—	—	4,775	6,056	10,831	(849)	2004	6/30/05	15 to 40 years
Milton, FL	(c)	137	577	—	—	137	577	714	(122)	1986	9/7/07	15 to 30 years
Mobile, AL	(c)	157	508	—	—	157	508	665	(110)	1982	9/7/07	15 to 30 years
Mobile, AL	(c)	155	500	—	—	155	500	655	(108)	1984	9/7/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Mobile, AL	(c)	167	601	—	—	167	601	768	(130)	1990	9/7/07	15 to 30 years
Mobile, AL	(c)	89	501	—	—	89	501	590	(101)	1982	11/30/07	15 to 30 years
Montgomery, AL	(c)	398	626	—	—	398	626	1,024	(148)	1997	9/7/07	15 to 30 years
Montgomery, AL	(c)	241	628	—	—	241	628	869	(136)	1997	9/7/07	15 to 30 years
Montgomery, AL	(c)	422	857	—	—	422	857	1,279	(187)	1992	9/7/07	15 to 30 years
Montgomery, AL	(c)	303	636	—	—	303	636	939	(141)	1996	9/7/07	15 to 30 years
Montgomery, AL	(c)	275	528	—	—	275	528	803	(127)	1988	9/7/07	15 to 30 years
Moultrie, GA	(c)	179	271	—	—	179	271	450	(96)	1983	9/7/07	15 to 20 years
Niceville, FL	(c)	458	454	—	—	458	454	912	(86)	1996	9/7/07	15 to 40 years
Ontario, CA	9,348	7,981	6,937	—	—	7,981	6,937	14,918	(965)	2005	6/30/05	15 to 40 years
Opelika, AL	(c)	503	628	—	—	503	628	1,131	(157)	1995	9/7/07	15 to 30 years
Oxford, AL	(a)	120	1,224	—	—	120	1,224	1,344	(166)	1990	12/22/06	40 to 40 years
Pensacola, FL	(c)	238	564	—	—	238	564	802	(123)	1994	9/7/07	15 to 30 years
Pensacola, FL	(c)	104	333	—	—	104	333	437	(78)	1968	9/7/07	15 to 30 years
Pensacola, FL	(c)	148	459	—	—	148	459	607	(98)	1972	9/7/07	15 to 30 years
Pensacola, FL	(c)	195	569	—	—	195	569	764	(127)	1983	9/7/07	15 to 30 years
Pensacola, FL	(c)	150	575	—	—	150	575	725	(127)	1986	9/7/07	15 to 30 years
Pinson, AL	(a)	320	916	—	—	320	916	1,236	(99)	2001	12/22/06	50 to 50 years
Plano, TX	(c)	3,064	2,707	—	—	3,064	2,707	5,771	(829)	1992	6/29/07	5 to 30 years
Pompano Beach, FL	7,271	6,153	5,010	—	—	6,153	5,010	11,163	(705)	2004	6/30/05	15 to 40 years
Portland, ME	(a)	650	566	—	—	650	566	1,216	(163)	1993	3/7/07	13 to 28 years
Spanish Fort, AL	(c)	563	607	—	—	563	607	1,170	(174)	1993	9/7/07	15 to 30 years
Straban Township, PA	(a)	1,385	3,259	—	—	1,385	3,259	4,644	(890)	2005	2/16/07	5 to 30 years
Tulsa, OK	(a)	1,225	373	—	—	1,225	373	1,598	(387)	1999	12/28/05	15 to 20 years
Tulsa, OK	(a)	1,808	4,539	—	—	1,808	4,539	6,347	(1,131)	1992	5/26/06	10 to 30 years
Valdosta, GA	(c)	376	576	—	—	376	576	952	(132)	1996	11/30/07	15 to 30 years
Specialty retail properties
Abilene, TX	(a)	1,316	2,649	—	—	1,316	2,649	3,965	(530)	2000	5/19/05	15 to 40 years
Algonquin, IL	(a)	4,171	5,613	—	—	4,171	5,613	9,784	(1,003)	2007	9/5/07	13 to 38 years
Alpharetta, GA	(a)	2,497	2,160	—	—	2,497	2,160	4,657	(653)	1994	6/15/04	15 to 30 years
Alpharetta, GA	(a)	4,079	1,948	—	—	4,079	1,948	6,027	(823)	1983	6/15/04	15 to 20 years
Ankeny, IA	(d)	3,913	3,671	—	—	3,913	3,671	7,584	(31)	2003	10/15/12	15 to 30 years
Ashland, KY	(a)	775	2,037	—	—	775	2,037	2,812	(443)	1990	7/6/07	12 to 27 years
Ashland, KY	(a)	629	754	—	—	629	754	1,383	(189)	1993	7/6/07	12 to 27 years
Atlanta, GA	(a)	4,863	815	—	—	4,863	815	5,678	(408)	1970	6/15/04	15 to 20 years
Atlanta, GA	(a)	5,026	3,590	(3,987)	(2,317)	1,039	1,273	2,312	(1,170)	1973	11/18/05	15 to 30 years
Aurora, IL	(a)	1,979	4,111	—	—	1,979	4,111	6,090	(863)	1989	9/5/07	13 to 28 years
Avon, OH	(a)	1,550	2,749	—	—	1,550	2,749	4,299	(512)	2007	8/31/07	13 to 38 years
Batavia, IL	(a)	1,857	3,441	—	—	1,857	3,441	5,298	(767)	2001	8/31/07	13 to 28 years
Beckley, WV	(a)	1,135	2,278	—	—	1,135	2,278	3,413	(415)	1990	2/29/08	14 to 29 years
Bensalem, PA	(a)	1,653	3,085	—	—	1,653	3,085	4,738	(713)	1987	1/3/07	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Canton, MA	38,652	28,693	27,813	—	—	28,693	27,813	56,506	(5,398)	1962	2/1/06	15 to 30 years
Chillicothe, OH	(a)	499	2,296	—	—	499	2,296	2,795	(495)	1995	7/6/07	12 to 27 years
Davenport, IA	(a)	2,823	4,475	—	—	2,823	4,475	7,298	(886)	2007	8/31/07	13 to 38 years
Downers Grove, IL	(a)	1,772	2,227	—	—	1,772	2,227	3,999	(539)	1994	8/31/07	13 to 28 years
Eau Claire, WI	(a)	1,597	6,964	—	—	1,597	6,964	8,561	(1,591)	2004	4/8/05	15 to 30 years
El Paso, TX	(a)	1,536	3,852	—	—	1,536	3,852	5,388	(893)	1973	10/29/04	15 to 30 years
Fairless Hills, PA	(a)	3,655	5,271	—	—	3,655	5,271	8,926	(1,287)	1994	1/3/07	15 to 30 years
Great Falls, MT	(a)	1,486	3,856	—	—	1,486	3,856	5,342	(728)	2004	5/6/04	15 to 40 years
Gurnee, IL	(a)	767	1,632	—	—	767	1,632	2,399	(399)	1999	8/31/07	13 to 28 years
Hermantown, MN	(a)	1,881	7,761	—	—	1,881	7,761	9,642	(1,320)	2003	4/8/05	15 to 40 years
Hurricane, WV	(a)	727	3,005	—	—	727	3,005	3,732	(625)	1998	7/6/07	12 to 27 years
Joliet, IL	(a)	1,700	5,698	—	—	1,700	5,698	7,398	(945)	2004	8/31/07	13 to 38 years
Kenosha, WI	(a)	3,421	7,407	—	—	3,421	7,407	10,828	(1,398)	2004	9/30/04	15 to 40 years
Loveland, CO	(d)	2,329	4,750	—	—	2,329	4,750	7,079	(41)	2001	10/15/12	15 to 30 years
Loves Park, IL	(a)	1,551	6,447	—	—	1,551	6,447	7,998	(1,027)	2004	8/31/07	13 to 38 years
Marietta, GA	(a)	4,675	854	—	—	4,675	854	5,529	(424)	1996	6/15/04	15 to 30 years
Marietta, GA	(a)	2,610	865	—	—	2,610	865	3,475	(408)	1977	6/15/04	15 to 20 years
Merrillville, IN	(a)	1,324	3,975	—	—	1,324	3,975	5,299	(896)	1986	8/31/07	13 to 28 years
Mesa, AZ	(d)	2,040	5,696	—	—	2,040	5,696	7,736	(48)	2005	10/15/12	15 to 30 years
Midvale, UT	(d)	2,931	4,844	—	—	2,931	4,844	7,775	(42)	2002	10/15/12	15 to 30 years
Morrisville, PA	(a)	1,345	8,288	—	—	1,345	8,288	9,633	(1,586)	2004	1/3/07	15 to 40 years
Mundelein, IL	(a)	1,991	4,308	—	—	1,991	4,308	6,299	(940)	2002	8/31/07	13 to 28 years
New Hartford, NY	(a)	2,168	4,851	—	—	2,168	4,851	7,019	(1,160)	2004	10/8/04	15 to 40 years
Parkersburg, WV	(a)	1,800	3,183	—	—	1,800	3,183	4,983	(769)	1976	7/6/07	12 to 27 years
Peoria, IL	(a)	2,497	4,401	—	—	2,497	4,401	6,898	(842)	2004	8/31/07	13 to 38 years
Phoenix, AZ	(d)	2,098	5,338	—	—	2,098	5,338	7,436	(46)	2003	10/15/12	15 to 30 years
Portsmouth, OH	(a)	561	1,563	—	—	561	1,563	2,124	(354)	1988	7/6/07	12 to 27 years
Princeton, WV	(a)	990	764	—	—	990	764	1,754	(176)	1993	7/6/07	13 to 28 years
Roswell, NM	(a)	1,002	3,177	—	—	1,002	3,177	4,179	(488)	2004	7/29/04	15 to 50 years
Schaumburg, IL	(a)	2,067	2,632	—	—	2,067	2,632	4,699	(598)	2002	8/31/07	13 to 28 years
South Point, OH	(a)	848	2,948	—	—	848	2,948	3,796	(628)	1990	7/6/07	12 to 27 years
Thornton, CO	(d)	2,836	5,069	—	—	2,836	5,069	7,905	(48)	2003	10/15/12	15 to 30 years
Tinley Park, IL	(a)	1,108	2,091	—	—	1,108	2,091	3,199	(446)	1990	8/31/07	13 to 28 years
Waco, TX	(a)	320	406	—	—	320	406	726	(143)	1986	9/24/04	10 to 30 years
Distribution properties
Aiken, SC	(a)	108	265	—	—	108	265	373	(80)	1985	12/30/04	15 to 20 years
Bowling Green, KY	(a)	136	228	—	—	136	228	364	(58)	1993	12/30/04	15 to 30 years
Conroe, TX	(a)	492	723	—	—	492	723	1,215	(189)	1999	12/30/04	15 to 30 years
Conyers, GA	(a)	164	486	—	—	164	486	650	(113)	1992	12/30/04	15 to 30 years
DIberville, MS	(a)	250	339	—	—	250	339	589	(113)	1984	12/30/04	15 to 20 years
Florence, SC	(a)	221	174	—	—	221	174	395	(121)	1974	12/30/04	10 to 15 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Fort Myers, FL	(a	)	1,021	583	—	—	1,021	583	1,604	(208)	1999	12/30/04	15 to 40 years
Fort Myers, FL	(a	)	641	1,069	—	—	641	1,069	1,710	(314)	1999	12/30/04	15 to 30 years
Greenville, SC	(a	)	344	210	—	—	344	210	554	(151)	1981	12/30/04	10 to 15 years
Greer, SC	(a	)	268	236	—	—	268	236	504	(91)	1993	12/30/04	15 to 30 years
Gulfport, MS	(a	)	384	453	—	—	384	453	837	(294)	1970	12/30/04	10 to 15 years
Hattiesburg, MS	(a	)	262	542	—	—	262	542	804	(201)	1986	12/30/04	10 to 20 years
Hickory, NC	(a	)	199	262	—	—	199	262	461	(109)	1989	12/30/04	15 to 20 years
Indianapolis, IN	(a	)	607	520	—	—	607	520	1,127	(198)	1990	12/30/04	15 to 20 years
Jackson, TN	(d	)	260	143	(101)	(49)	159	94	253	(79)	1971	12/30/04	15 to 20 years
Jacksonville, FL	(a	)	339	226	—	—	339	226	565	(107)	1987	12/30/04	15 to 20 years
Jacksonville, FL	(a	)	786	1,690	—	—	786	1,690	2,476	(651)	1960	12/30/04	10 to 20 years
Jacksonville, FL	(a	)	963	1,007	—	—	963	1,007	1,970	(538)	2001	12/30/04	10 to 20 years
Knoxville, TN	(a	)	259	111	—	—	259	111	370	(98)	1981	12/30/04	10 to 15 years
Lakeland, FL	(a	)	1,098	1,281	—	—	1,098	1,281	2,379	(504)	1984	12/30/04	15 to 20 years
Lawrenceville, GA	(a	)	500	237	—	—	500	237	737	(110)	1996	12/30/04	15 to 30 years
Mantua Township, NJ	(a	)	858	8,418	—	94	858	8,512	9,370	(1,516)	2000	11/17/06	6 to 50 years
Martinsburg, WV	(a	)	173	20	—	—	173	20	193	(26)	1972	12/30/04	10 to 15 years
Mattoon, IL	(a	)	233	263	—	—	233	263	496	(116)	1984	12/30/04	15 to 20 years
Pompano Beach, FL	(a	)	1,144	337	—	—	1,144	337	1,481	(131)	1990	12/30/04	15 to 30 years
Port Richey, FL	(a	)	741	660	—	—	741	660	1,401	(421)	1975	12/30/04	10 to 15 years
Riverside, CA	(a	)	1,203	6,254	—	—	1,203	6,254	7,457	(980)	2004	11/12/04	15 to 40 years
Riviera Beach, FL	(a	)	500	170	—	—	500	170	670	(81)	1987	12/30/04	15 to 20 years
Roanoke, VA	(a	)	333	124	—	—	333	124	457	(98)	1975	12/30/04	10 to 15 years
Sebring, FL	(a	)	318	291	—	—	318	291	609	(112)	1982	12/30/04	15 to 20 years
Spokane, WA	(a	)	518	193	—	—	518	193	711	(97)	1998	12/30/04	15 to 30 years
Stateville, NC	(a	)	614	355	—	—	614	355	969	(240)	1976	12/30/04	10 to 15 years
Tavares, FL	(a	)	1,075	5,098	—	—	1,075	5,098	6,173	(940)	2004	9/7/04	15 to 40 years
Tontitown, AR	(a	)	230	92	—	—	230	92	322	(47)	1987	12/30/04	15 to 20 years
West Columbia, SC	(a	)	324	108	—	—	324	108	432	(46)	1989	12/30/04	15 to 20 years
West Columbia, SC	(a	)	262	598	—	—	262	598	860	(203)	1984	12/30/04	10 to 20 years
Wilmington, NC	(a	)	370	122	—	—	370	122	492	(57)	1987	12/30/04	15 to 20 years
Convenience Stores/car washes
Ashland, NH	(b	)	398	157	—	—	398	157	555	(6)	1970	6/28/12	15 to 20 years
Auburn, ME	(b	)	371	444	—	—	371	444	815	(10)	1996	6/28/12	15 to 30 years
Auburn, ME	(b	)	287	222	—	—	287	222	509	(7)	1968	6/28/12	15 to 20 years
Augusta, ME	(b	)	318	322	—	—	318	322	640	(8)	1997	6/28/12	15 to 28 years
Bangor, ME	(b	)	327	141	—	—	327	141	468	(8)	1973	6/28/12	15 to 15 years
Bartlett, ME	(b	)	325	399	—	—	325	399	724	(9)	1998	6/28/12	15 to 32 years
Berlin, NH	(b	)	387	317	—	—	387	317	704	(11)	1991	6/28/12	15 to 22 years
Brewer, ME	(b	)	238	260	—	—	238	260	498	(8)	1967	6/28/12	15 to 25 years
Calais, ME	(b	)	187	213	—	—	187	213	400	(8)	1968	6/28/12	15 to 20 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Cave Creek, AZ	(b	)	2,711	2,201	—	—	2,711	2,201	4,912	(533)	1998	7/2/07	15 to 40 years
Concord, NH	(b	)	260	330	—	—	260	330	590	(9)	1988	6/28/12	15 to 25 years
Freeport, ME	(b	)	503	343	—	—	503	343	846	(9)	1991	6/28/12	15 to 26 years
Gorham, NH	(b	)	723	358	—	—	723	358	1,081	(14)	1975	6/28/12	15 to 18 years
Harrington, ME	(b	)	331	459	—	—	331	459	790	(13)	1992	6/28/12	15 to 32 years
Lewiston, ME	(b	)	460	341	—	—	460	341	801	(11)	1994	6/28/12	15 to 28 years
Madison, ME	(b	)	130	410	—	—	130	410	540	(10)	1988	6/28/12	15 to 25 years
Manchester, ME	(b	)	279	284	—	—	279	284	563	(10)	1990	6/28/12	15 to 20 years
Newport, NH	(b	)	519	581	—	—	519	581	1,100	(15)	1998	6/28/12	15 to 30 years
Oakfield, ME	(b	)	273	229	—	—	273	229	502	(9)	1993	6/28/12	15 to 25 years
Paris, ME	(b	)	139	153	—	—	139	153	292	(6)	1954	6/28/12	15 to 17 years
Phoenix, AZ	(b	)	2,243	4,243	—	—	2,243	4,243	6,486	(933)	2001	7/2/07	15 to 40 years
Reno, NV	(a	)	1,096	6,892	—	—	1,096	6,892	7,988	(802)	2004	12/16/05	10 to 50 years
Rockland, ME	(b	)	211	303	—	—	211	303	514	(7)	1984	6/28/12	15 to 28 years
Sanford, ME	(b	)	807	579	—	—	807	579	1,386	(14)	1997	6/28/12	15 to 28 years
Scottsdale, AZ	(b	)	4,416	2,384	—	—	4,416	2,384	6,800	(630)	2000	7/2/07	15 to 40 years
Scottsdale, AZ	(b	)	2,765	2,196	—	—	2,765	2,196	4,961	(579)	1995	7/2/07	15 to 40 years
Scottsdale, AZ	(b	)	5,123	2,683	—	—	5,123	2,683	7,806	(899)	1991	7/2/07	15 to 40 years
Scottsdale, AZ	(b	)	3,437	2,373	—	—	3,437	2,373	5,810	(796)	1996	7/2/07	15 to 40 years
Sherman Mills, ME	(b	)	259	163	—	—	259	163	422	(7)	1974	6/28/12	15 to 20 years
South Portland, ME	(b	)	661	194	—	—	661	194	855	(10)	1970	6/28/12	15 to 15 years
Industrial properties
Annapolis Junction, MD	(a	)	2,245	1,105	(1,535)	(547)	710	558	1,268	(138)	1930	9/29/06	15 to 30 years
Bridgeview, IL	(a	)	1,093	3,731	—	—	1,093	3,731	4,824	(775)	1964	12/29/06	15 to 30 years
Byron, IL	(a	)	734	4,334	—	—	734	4,334	5,068	(1,292)	1965	12/29/06	10 to 20 years
Dublin, VA	(a	)	491	1,401	—	—	491	1,401	1,892	(483)	1985	12/11/06	15 to 20 years
Edon, OH	(c	)	642	2,649	—	—	642	2,649	3,291	(814)	1953	2/21/07	15 to 20 years
Elk Grove Village, IL	(b	)	3,001	5,264	(1,604)	(2,492)	1,397	2,772	4,169	(867)	1970	12/28/06	10 to 30 years
Exton, PA	(b	)	2,494	7,180	—	—	2,494	7,180	9,674	(1,234)	1999	12/28/06	14 to 40 years
Fremont, IN	(c	)	427	2,176	—	—	427	2,176	2,603	(474)	1960	2/21/07	15 to 30 years
Grand Chute, WI	(b	)	1,738	12,133	—	—	1,738	12,133	13,871	(2,490)	1966	12/28/06	14 to 30 years
Houston, TX	(a	)	2,341	4,323	—	—	2,341	4,323	6,664	(1,032)	1990	6/3/05	13 to 30 years
Lenexa, KS	(b	)	1,463	5,110	—	462	1,463	5,572	7,035	(1,041)	1985	12/28/06	12 to 30 years
Loudon, TN	(c	)	1,188	4,904	—	—	1,188	4,904	6,092	(1,049)	1992	3/31/08	15 to 30 years
Merced, CA	(c	)	3,456	9,007	—	—	3,456	9,007	12,463	(1,652)	1998	3/31/08	15 to 30 years
Minerva, OH	(c	)	649	3,920	(217)	(770)	432	3,150	3,582	(1,052)	1919	2/21/07	8 to 20 years
Monroe, MI	(a	)	1,567	12,435	—	—	1,567	12,435	14,002	(2,142)	2005	12/15/05	10 to 40 years
Monroe, MI	(a	)	1,611	11,145	—	—	1,611	11,145	12,756	(1,855)	2003	12/14/06	9 to 40 years
Nashville, TN	(b	)	459	3,261	—	—	459	3,261	3,720	(621)	1960	12/28/06	14 to 30 years
Pulaski, VA	(a	)	333	1,536	—	—	333	1,536	1,869	(500)	1967	12/11/06	15 to 20 years
Royal Oak, MI	(a	)	3,426	7,071	—	—	3,426	7,071	10,497	(1,482)	1952	3/10/06	15 to 30 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Scottdale, PA	(b)	607	11,008	—	—	607	11,008	11,615	(3,046)	1959	12/28/06	14 to 20 years
Shelbyville, KY	(b)	442	3,028	—	—	442	3,028	3,470	(576)	1973	12/28/06	14 to 30 years
Sidney, OH	(a)	921	4,177	—	—	921	4,177	5,098	(1,313)	1987	12/22/05	13 to 20 years
Surgoinsville, TN	(a)	777	2,892	—	—	777	2,892	3,669	(744)	1997	3/30/07	13 to 28 years
Troy, MI	(a)	1,128	947	—	—	1,128	947	2,075	(202)	1952	3/10/06	15 to 30 years
Westfield, MA	(b)	3,258	8,090	—	—	3,258	8,090	11,348	(2,359)	1981	12/28/06	14 to 30 years
Worcester, MA	(b)	3,731	5,193	—	525	3,731	5,718	9,449	(2,069)	1971	12/28/06	13 to 20 years
Movie Theaters
Batavia, IL	(a)	4,705	7,561	—	—	4,705	7,561	12,266	(1,517)	1995	2/24/06	13 to 38 years
Bixby, OK	(a)	5,585	10,101	—	—	5,585	10,101	15,686	(2,520)	1998	11/30/04	15 to 30 years
Cedar Rapids, IA	(a)	2,521	5,461	—	—	2,521	5,461	7,982	(1,033)	1998	9/30/04	15 to 40 years
Colorado Springs, CO	(a)	1,892	1,732	—	—	1,892	1,732	3,624	(539)	1995	9/30/05	15 to 30 years
Columbia, SC	(a)	2,115	2,091	—	—	2,115	2,091	4,206	(496)	1996	9/30/05	15 to 30 years
Covina, CA	(c)	5,566	26,922	—	—	5,566	26,922	32,488	(3,937)	1997	6/23/04	14 to 40 years
Durham, NC	(a)	1,630	2,685	—	—	1,630	2,685	4,315	(768)	1994	9/30/05	14 to 30 years
Fort Wayne, IN	(a)	2,696	9,849	682	—	3,378	9,849	13,227	(1,815)	2005	6/30/04	15 to 40 years
Goodyear, AZ	(a)	3,881	4,392	—	—	3,881	4,392	8,273	(850)	1998	12/15/05	12 to 37 years
Greensboro, NC	(a)	2,359	2,431	—	—	2,359	2,431	4,790	(598)	1996	9/30/05	15 to 30 years
Johnston, IA	(c)	3,046	10,213	—	—	3,046	10,213	13,259	(2,176)	1998	6/23/04	15 to 30 years
Kansas City, MO	(a)	2,543	7,943	—	—	2,543	7,943	10,486	(1,249)	2003	7/29/04	15 to 50 years
Lee’s Summit, MO	(a)	3,517	9,735	—	—	3,517	9,735	13,252	(1,834)	1999	7/29/04	15 to 40 years
Longview, TX	(a)	1,432	2,946	—	—	1,432	2,946	4,378	(718)	1995	9/30/05	15 to 30 years
Martinsburg, WV	(a)	2,450	3,528	—	—	2,450	3,528	5,978	(933)	1998	9/30/05	13 to 30 years
Missoula, MT	(c)	2,333	3,406	—	—	2,333	3,406	5,739	(681)	1998	6/23/04	15 to 40 years
Noblesville, IN	(a)	1,760	—	2,338	10,172	4,098	10,172	14,270	(1,781)	2008	1/5/07	14 to 39 years
Overland Park, KS	(a)	4,935	12,281	—	—	4,935	12,281	17,216	(1,682)	2004	12/15/05	12 to 57 years
Phoenix, AZ	(a)	2,652	11,495	—	—	2,652	11,495	14,147	(1,680)	1997	5/17/04	13 to 40 years
Portage, IN	(a)	4,621	8,300	—	—	4,621	8,300	12,921	(1,824)	2007	12/2/05	13 to 38 years
Raleigh, NC	(a)	3,636	8,833	—	—	3,636	8,833	12,469	(1,972)	1988	6/23/04	12 to 27 years
Wilmington, NC	(a)	1,552	2,934	—	—	1,552	2,934	4,486	(689)	1997	9/30/05	15 to 30 years
Winston-Salem, NC	(a)	1,567	2,140	—	—	1,567	2,140	3,707	(616)	1993	10/28/05	13 to 30 years
Educational properties
Alpena, MI	(a)	236	2,051	—	—	236	2,051	2,287	(673)	1936	12/17/04	15 to 20 years
Columbus, OH	(a)	417	5,100	—	849	417	5,949	6,366	(1,281)	1980	11/15/04	15 to 30 years
Columbus, OH	(a)	1,069	3,363	330	1,340	1,399	4,703	6,102	(1,448)	2004	12/17/04	15 to 20 years
Cummington, MA	(a)	1,177	4,439	—	—	1,177	4,439	5,616	(1,078)	1900	12/7/05	15 to 30 years
Duluth, GA	(a)	2,289	4,274	—	—	2,289	4,274	6,563	(967)	2007	9/27/07	13 to 48 years
Grand Chute, WI	2,210	1,524	1,666	—	—	1,524	1,666	3,190	(409)	2005	7/18/05	15 to 50 years
Hendersonville, NC	(a)	692	2,469	—	—	692	2,469	3,161	(653)	1956	12/7/05	15 to 30 years
Leawood, KS	(a)	1,854	3,914	—	—	1,854	3,914	5,768	(960)	1999	9/29/05	15 to 30 years
Lone Tree, CO	(a)	2,020	3,748	—	—	2,020	3,748	5,768	(883)	1999	9/29/05	15 to 30 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances		Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Manchester, VT	(a)		1,198	4,688	—	—	1,198	4,688	5,886	(974)	1935	12/7/05	15 to 40 years
Mesa, AZ	(a)		929	806	—	—	929	806	1,735	(277)	1980	2/10/05	15 to 30 years
Mount Laurel, NJ	(a)		1,404	5,655	—	—	1,404	5,655	7,059	(783)	2007	12/21/07	13 to 48 years
Phoenix, AZ	17,548		4,025	24,772	—	—	4,025	24,772	28,797	(3,606)	2002	5/16/05	15 to 40 years
Phoenix, AZ	6,932		2,381	9,051	—	—	2,381	9,051	11,432	(1,392)	2002	5/16/05	15 to 40 years
Phoenix, AZ	(a)		1,912	1,673	—	—	1,912	1,673	3,585	(415)	1978	2/10/05	15 to 30 years
Phoenix, AZ	(a)		1,840	3,582	—	—	1,840	3,582	5,422	(703)	1975	2/10/05	15 to 40 years
Prineville, OR	(a)		571	4,457	—	—	571	4,457	5,028	(1,081)	1940	12/22/05	15 to 30 years
Reedley, CA	(a)		1,637	2,885	—	—	1,637	2,885	4,522	(982)	1950	12/7/05	15 to 30 years
Romeoville, IL	(a)		1,684	5,676	—	—	1,684	5,676	7,360	(687)	2008	6/23/08	14 to 49 years
Tucson, AZ	(a)		983	3,782	(7)	—	976	3,782	4,758	(613)	1978	2/10/05	15 to 40 years
Warrenville, IL	(a)		2,542	3,813	—	—	2,542	3,813	6,355	(978)	1999	9/29/05	15 to 30 years
Westmont, IL	(a)		1,375	5,087	—	—	1,375	5,087	6,462	(824)	2003	12/28/05	15 to 40 years
Supermarkets
Amarillo, TX	1,957		1,574	1,389	—	—	1,574	1,389	2,963	(319)	1989	5/23/05	9 to 30 years
Amarillo, TX	5,439		3,559	4,575	—	—	3,559	4,575	8,134	(716)	1999	5/23/05	15 to 40 years
Amarillo, TX	1,908		1,828	1,292	—	—	1,828	1,292	3,120	(299)	1988	5/23/05	9 to 30 years
Amarillo, TX	1,950		1,573	1,586	—	—	1,573	1,586	3,159	(364)	1989	5/23/05	9 to 30 years
Burkburnett, TX	3,076		2,030	2,706	—	—	2,030	2,706	4,736	(449)	1997	5/23/05	12 to 40 years
Childress, TX	720		747	934	—	—	747	934	1,681	(206)	1997	5/23/05	7 to 40 years
Cleveland, TX	1,319		465	2,867	—	—	465	2,867	3,332	(902)	1991	12/1/05	15 to 20 years
Corrigan, TX	686		395	630	—	—	395	630	1,025	(230)	1971	12/1/05	15 to 20 years
Diboll, TX	897		775	872	—	—	775	872	1,647	(326)	1974	12/1/05	15 to 20 years
Levelland, TX	2,524		1,651	2,158	—	—	1,651	2,158	3,809	(358)	1997	5/23/05	12 to 40 years
Lubbock, TX	2,545		1,782	2,055	—	—	1,782	2,055	3,837	(341)	1997	5/23/05	12 to 40 years
Lufkin, TX	844		1,178	352	—	—	1,178	352	1,530	(172)	1977	12/1/05	15 to 20 years
Muleshoe, TX	(c	)	471	1,770	—	—	471	1,770	2,241	(82)	1999	8/29/11	15 to 40 years
Novasota, TX	1,214		781	1,499	—	—	781	1,499	2,280	(365)	1992	12/1/05	15 to 30 years
Perryton, TX	846		1,029	597	—	—	1,029	597	1,626	(162)	1997	5/23/05	7 to 40 years
Plainview, TX	4,263		620	5,415	—	—	620	5,415	6,035	(778)	2000	8/25/05	15 to 40 years
Snyder, TX	3,376		2,062	2,963	—	—	2,062	2,963	5,025	(465)	1999	5/23/05	14 to 40 years
Timpson, TX	317		253	312	—	—	253	312	565	(125)	1978	12/1/05	15 to 20 years
Vernon, TX	2,817		1,791	2,550	—	—	1,791	2,550	4,341	(424)	1997	5/23/05	12 to 40 years
Wichita Falls, TX	4,006		—	6,259	—	—	—	6,259	6,259	(1,792)	1997	5/23/05	13 to 20 years
Medical/other office properties
Bonita Springs, FL	(b)		317	1,619	—	—	317	1,619	1,936	(14)	2003	8/30/12	15 to 50 years
Bonita Springs, FL	(b)		738	4,022	—	—	738	4,022	4,760	(34)	2006	8/30/12	15 to 50 years
Bonita Springs, FL	(b)		376	940	—	—	376	940	1,316	(9)	2006	8/30/12	15 to 50 years
Cape Coral, FL	(b)		545	1,716	—	—	545	1,716	2,261	(18)	2011	8/30/12	15 to 50 years
Columbia, SC	(c)		2,095	16,191	—	5,006	2,095	21,197	23,292	(3,341)	1990	9/9/05	5 to 30 years
Dallas, TX	(a)		1,633	21,835	—	2,019	1,633	23,854	25,487	(2,909)	2005	8/29/05	15 to 50 years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2012 (e)						Life in which depreciation in latest Income Statement is computed
Description	Encumbrances	Land and Improvements	Buildings, Improvements	Improvements/ Land	Improvements/ building	Land and Improvements	Buildings, Improvements	Total	Final Accum	Date of Construction	Date Acquired
Ft. Myers, FL	(b)	904	6,445	—	—	904	6,445	7,349	(52)	1989	8/30/12	15 to 50 years
Naples, FL	(b)	1,351	5,368	—	—	1,351	5,368	6,719	(43)	2002	8/30/12	15 to 50 years
Naples, FL	(b)	1,829	4,522	—	—	1,829	4,522	6,351	(44)	1978	8/30/12	15 to 40 years
Naples, FL	(b)	260	470	—	—	260	470	730	(5)	1982	8/30/12	15 to 40 years
Naples, FL	(b)	1,057	3,845	—	—	1,057	3,845	4,902	(14)	2012	10/31/12	15 to 50 years
Drugstores
Buffalo, NY	(a)	681	925	—	—	681	925	1,606	(150)	1993	12/15/04	20 to 40 years
Millen, GA	(a)	810	1,312	—	—	810	1,312	2,122	(218)	1999	12/15/04	20 to 40 years
Moundsville, WV	(a)	706	1,002	—	—	706	1,002	1,708	(164)	1993	12/15/04	20 to 40 years
Oneida, NY	(a)	1,315	1,411	—	—	1,315	1,411	2,726	(231)	1999	12/15/04	20 to 40 years
Philadelphia, PA	(a)	733	1,087	—	—	733	1,087	1,820	(175)	1993	12/15/04	20 to 40 years
Philadelphia, PA	(a)	1,613	1,880	—	—	1,613	1,880	3,493	(298)	1999	2/2/05	20 to 40 years
St. Clair Shores, MI	(a)	1,169	761	—	—	1,169	761	1,930	(166)	1991	5/2/05	15 to 30 years
Thomasville, GA	(a)	931	1,933	—	—	931	1,933	2,864	(296)	1999	12/15/04	20 to 40 years
Uhrichsville, OH	(a)	617	2,345	—	—	617	2,345	2,962	(355)	2000	12/15/04	20 to 40 years
Recreational properties
Austin, TX	7,340	4,425	8,142	—	—	4,425	8,142	12,567	(1,567)	2005	9/30/05	15 to 40 years
Fort Worth, TX	4,787	2,468	5,418	—	—	2,468	5,418	7,886	(990)	2003	9/30/05	15 to 40 years
Grapevine, TX	4,787	2,554	5,377	—	—	2,554	5,377	7,931	(992)	2000	9/30/05	15 to 40 years
Jacksonville, FL	(a)	431	802	—	—	431	802	1,233	(223)	1979	3/31/04	9 to 30 years
Lewisville, TX	4,148	2,130	4,630	—	—	2,130	4,630	6,760	(858)	1998	9/30/05	15 to 40 years
Plano, TX	5,744	3,225	6,302	—	—	3,225	6,302	9,527	(1,133)	2001	9/30/05	15 to 40 years
Shenandoah, TX	5,106	2,886	5,763	—	—	2,886	5,763	8,649	(1,045)	2004	9/30/05	15 to 40 years
Tannersville, PA	(a)	10,943	40,453	332	2,754	11,275	43,207	54,482	(21,159)	1960	6/14/05	15 to 20 years
Health clubs/gyms
Keizer, OR	(a)	1,208	4,089	—	—	1,208	4,089	5,297	(708)	1988	12/1/05	15 to 40 years
Salem, OR	(a)	941	2,620	1,018	5,042	1,959	7,662	9,621	(1,231)	1996	12/1/05	15 to 40 years
Salem, OR	(a)	1,509	5,635	—	—	1,509	5,635	7,144	(969)	2001	12/1/05	15 to 40 years
Salem, OR	(a)	1,214	4,911	—	—	1,214	4,911	6,125	(859)	1980	12/1/05	15 to 40 years
Salem, OR	(a)	1,589	3,834	—	—	1,589	3,834	5,423	(895)	1977	12/1/05	15 to 30 years
Interstate travel plazas
Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(2,327)	2001	12/23/03	15 to 40 years
Saint Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(1,619)	2001	12/23/03	15 to 40 years
Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(2,029)	2001	12/23/03	15 to 40 years
Call Centers
Worcester, MA	7,755	2,048	8,705	(717)	(3,155)	1,331	5,550	6,881	(1,542)	1968	12/22/05	7 to 40 years

	181,908	1,338,588	2,020,686	(10,151)	16,301	1,328,437	2,036,987	3,365,424	(490,938)

(a)	Represents properties collateralized with Master Trust Debt of $937,395
(b)	Represents properties collateralized with CMBS Debt of $831,215

(c)	Represents properties collaterialized with our Credit Facility
(d)	Represents unencumbered properties

(e) The aggregate cost of properties for federal income tax purposes is approximately $3.14 billion at December 31, 2012

Reconciliation

	2012	2011	2010
Land, buildings, and improvements:

Balance at the beginning of the year	$3,272,728	$3,299,442	$3,342,461
Additions:
Acquisitions	159,112	36,227	—
Held for sale reclassed as held for investment	—	—	2,736

Deductions:
Dispositions of land, buildings, and improvements	(49,201)	(34,453)	(5,139)
Held for sale	(6,433)	(10,034)	(3,161)
Impairment	(10,782)	(18,454)	(37,455)

Gross Real Estate Balance at close of the year	$3,365,424	$3,272,728	$3,299,442

Accumulated depreciation and amortization:

Balance at the beginning of the year	$(405,426)	$(319,946)	$(226,391)

Additions
Depreciation expense	(94,020)	(93,673)	(94,606)
Held for sale reclassed as held for investment	—	—	—

Deductions:
Dispositions of land, buildings, and improvements	7,414	6,712	697
Held for sale	1,094	1,481	354

Balance at close of the year	(490,938)	(405,426)	(319,946)

Net Real Estate Investment	$2,874,486	$2,867,302	$2,979,496

SPIRIT REALTY CAPITAL, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2012

(Amounts in thousands)

	Stated Interest Rate	Final Maturity Date (1)	Periodic payment terms	Face Amount	Carrying Amount of Mortgages
Mortgage
Restaurant	9.35%	12/1/2026	Principal & Interest (2)	3,000	2,703
Automotive parts and service < 3%	9.23%	03/01/2021	Principal & Interest (3)	20,000	17,100
Restaurants < 3%	9.0%-9.85%	Jul-2016 to Jul-2028	Principal & Interest (4)	28,914	25,113

				$51,914	$44,916

(1)	Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2)	Balloon payment of $2.6 million at maturity
(3)	Balloon payment of $6.8 million at maturity
(4)	Balloon payment of $12.2 million at maturity

	2012	2011	2010
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	54,644	$56,382	$57,785
Additions during period
New mortgage loans	—	—	—
Other capitalized loan origination costs	—	—	—
Deductions during period
Collections of principal	(9,529)	(1,549)	(1,207)
Sales	—	—	—
Amortization of premium	(176)	(184)	(191)
Amortization of capitalized loan origination costs	(23)	(5)	(5)

Mortage loans receivable December 31,	44,916	54,644	56,382
Mortgage loan loss provision	(4,840)	(4,120)	(1,020)

	40,076	50,524	55,362
Equipment and other loans receivable	12,043	16,110	20,821
Provision for other loan loss	(257)	(1,157)	(2,557)

	11,786	14,953	18,264

Total loans receivable	51,862	$65,477	$73,626

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC.

Date: March 5, 2013	/s/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Thomas H. Nolan, Jr., Peter M. Mavoides and Michael A. Bender, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas H. Nolan Jr.	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 5, 2013

/s/ Michael A. Bender	Chief Financial Officer, Senior Vice President, Assistant Secretary and Treasurer (principal financial and accounting officer)	March 5, 2013

/s/ Kevin M. Charlton	Director	March 5, 2013

/s/ Todd A. Dunn	Director	March 5, 2013

/s/ David J. Gilbert	Director	March 5, 2013

/s/ Richard I. Gilchrist	Director	March 5, 2013

/s/ Diane M. Morefield	Director	March 5, 2013

/s/ Nicholas P. Shepherd	Director	March 5, 2013