Form 10-Q
period 2013-03-31
SPIRIT REALTY CAPITAL, INC.
filed 2013-05-09
CIK 1277406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-32386

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 84,833,181 shares of common stock, $0.01 par value, outstanding as of May 6, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SPIRIT REALTY CAPITAL, INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets
Investments:
Real estate investments:
Land and improvements	$1,344,924	$1,328,437
Buildings and improvements	2,063,137	2,036,987

Total real estate investments	3,408,061	3,365,424
Less: accumulated depreciation	(512,870)	(490,938)

	2,895,191	2,874,486
Loans receivable, net	50,960	51,862
Intangible lease assets, net	183,224	187,362
Real estate assets held for sale, net	11,637	5,898

Net investments	3,141,012	3,119,608
Cash and cash equivalents	55,355	73,568
Deferred costs and other assets, net	50,473	54,501

Total assets	$3,246,840	$3,247,677

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities, net	$11,400	$—
Mortgages and notes payable, net	1,910,952	1,894,878
Intangible lease liabilities, net	45,161	45,603
Accounts payable, accrued expenses and other liabilities	58,863	53,753

Total liabilities	2,026,376	1,994,234

Commitments and contingencies (see Note 8)

Stockholders’ equity:
Common stock, $0.01 par value per share, 100 million shares authorized, 84,833,181 and 84,851,515 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	849	849
Capital in excess of par value	1,830,171	1,828,399
Accumulated deficit	(609,868)	(575,034)
Accumulated other comprehensive loss	(688)	(771)

Total stockholders’ equity	1,220,464	1,253,443

Total liabilities and stockholders’ equity	$3,246,840	$3,247,677

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rentals	$71,614	$67,628
Interest income on loans receivable	1,113	1,436
Interest income and other	78	438

Total revenues	72,805	69,502
Expenses:
General and administrative	13,577	6,248
Property costs	963	1,190
Interest	36,439	38,939
Depreciation and amortization	28,174	27,271
Impairments	—	8,135

Total expenses	79,153	81,783

Loss from continuing operations before income tax expense	(6,348)	(12,281)
Income tax expense	74	64

Loss from continuing operations	(6,422)	(12,345)
Discontinued operations:
Loss from discontinued operations	(2,090)	(1,507)
Net gain on dispositions of assets	180	1,450

Loss from discontinued operations	(1,910)	(57)

Net loss attributable to common stockholders	$(8,332)	$(12,402)

Net loss per share of common stock—basic and diluted:
Continuing operations	$(0.08)	$(0.48)
Discontinued operations	(0.02)	(0.00)

Net loss	$(0.10)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	83,694,549	25,863,976

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(8,332)	$(12,402)
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges	(31)	(72)
Net cash flow hedge losses reclassified to operations	114	1,186

Total comprehensive loss	$(8,249)	$(11,288)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In Thousands, Except Share Data)

(Unaudited)

	Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2012	84,851,515	$849	$1,828,399	$(575,034)	$(771)	$1,253,443
Net loss	—	—	—	(8,332)	—	(8,332)
Other comprehensive income	—	—	—	—	83	83
Dividends declared on common stock	—	—	—	(26,502)	—	(26,502)
Restricted stock activity, net	(18,334)	—	1,772	—	—	1,772

Balances, March 31, 2013	84,833,181	$849	$1,830,171	$(609,868)	$(688)	$1,220,464

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(8,332)	$(12,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,316	27,898
Impairments	2,103	9,937
Amortization of deferred financing costs	3,901	852
Amortization of interest rate hedge losses and other derivative losses	22	1,809
Amortization of debt discounts	2,961	417
Stock-based compensation expense	1,772	—
Gains on dispositions of real estate and other assets, net	(202)	(1,450)
Noncash revenue	(643)	(553)
Other	108	35
Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,103)	44
Accounts payable, accrued expenses and other liabilities	1,329	(1,277)

Net cash provided by operating activities	28,232	25,310
Investing activities
Acquisitions/improvements of real estate	(56,854)	(33,662)
Collections of principal on loans receivable	763	5,478
Proceeds from dispositions of real estate and other assets	2,829	10,800
Transfers of sale proceeds and loan principal collections from restricted account	14,081	7,610

Net cash used in investing activities	(39,181)	(9,774)
Financing activities
Borrowings under line of credit	11,400	—
Borrowings under mortgages and notes payable	24,800	11,460
Repayments under mortgages and notes payable	(10,839)	(10,036)
Transfers to restricted cash accounts designated for mortgage note repayments	—	(338)
Deferred financing costs	(4,113)	(192)
Offering costs	(293)	—
Deferred offering costs	—	(403)
Consent fees paid to lenders	(222)	(1,840)
Dividends paid	(28,247)	—
Transfers from (to) escrow deposits with lenders	250	(4)

Net cash used in financing activities	(7,264)	(1,353)

Net (decrease) / increase in cash and cash equivalents	(18,213)	14,183
Cash and cash equivalents, beginning of period	73,568	49,536

Cash and cash equivalents, end of period	$55,355	$63,719

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1. Organization

Company Organization and Operations

Spirit Realty Capital, Inc. is a Maryland corporation incorporated on August 14, 2003. References in this quarterly report to “Spirit Realty Capital,” the “Company,” “we,” “our,” and “us” are to Spirit Realty Capital, Inc. The Company became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 10, 2012, the Company paid a stock dividend (that is treated akin to a stock split for accounting purposes) to existing stockholders of the 200 shares of common stock of the Company whereby the existing stockholders received a stock dividend of 129,318.88 shares of common stock for each share of common stock of the Company they owned. All references in the unaudited condensed consolidated financial statements to the number of shares of common stock and related per share amounts retroactively reflect the effect of the stock dividend for all periods presented.

On September 25, 2012, the Company completed its initial public offering (the “IPO”) of 29.0 million shares of common stock. On October 1, 2012, the underwriters exercised their option to purchase additional shares in full and the Company issued an additional 4.4 million shares of common stock.

Concurrently with the completion of the IPO, the Company issued shares of its common stock to extinguish $330.0 million of its term note (the “Term Note”) indebtedness (the “TLC debt conversion”) (see Note 5). In addition, equity awards in the form of restricted stock were granted to certain directors, executive officers and other employees of the Company (see Note 13).

The Company’s operations are carried out through its operating partnership, Spirit Realty, L.P. (the “Spirit Operating Partnership”), which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of the Company’s wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Spirit Operating Partnership. The Company is the sole limited partner and owns the remaining 99.0% of the Spirit Operating Partnership. Although the Spirit Operating Partnership is wholly owned by the Company, in the future, the Company could agree to issue equity interests in the Spirit Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Spirit Operating Partnership issued to third parties would be exchangeable for cash or, at the Company’s election, shares of its common stock at specified ratios set when equity interests in the Spirit Operating Partnership are issued. The Company is a self-administered and self-managed real estate investment trust (“REIT”) that primarily invests in single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis primarily to tenants engaged in retail, service, and distribution industries. Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where the Company’s tenants conduct retail, distribution, or service activities that are essential to the generation of their sales and profits. Under a triple-net lease the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as insurance, real estate taxes, and repair and maintenance costs. In support of its primary business of owning and leasing real estate, the Company has also strategically originated or acquired long-term, commercial mortgage and equipment loans to provide a range of financing solutions to its tenants.

On January 22, 2013, Spirit Realty Capital, the Spirit Operating Partnership, Cole Credit Property Trust II, Inc., a Maryland corporation (“CCPTII”), and Cole Operating Partnership II, LP, a Delaware limited partnership (the “Cole Operating Partnership”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Spirit Realty Capital with and into CCPTII (the “Company Merger”) with CCPTII continuing as the surviving corporation and the merger of the Cole Operating Partnership with and into the Spirit Operating Partnership (the “Partnership Merger” and together with the Company Merger, the “Merger”) with the Spirit Operating Partnership continuing as the surviving limited partnership. The board of directors of Spirit Realty Capital has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. The Merger is expected to close in the third quarter of 2013 contingent on the receipt of approval of the majority of shares outstanding of the Company and CCPTII and other customary regulatory approvals and the satisfaction of other contractual closing conditions.

In connection with the Merger Agreement, on January 22, 2013, the Company entered into a commitment letter (the Barclays Commitment Letter) with Barclays Bank PLC, pursuant to which Barclays Bank PLC has committed to provide, subject to the conditions set forth in the Barclays Commitment Letter, a $575.0 million secured term loan facility and a $50.0 million senior secured revolving credit facility. As a result of obtaining the Barclays Commitment Letter, the Company incurred approximately $9.5 million in commitment and structuring fees, which were capitalized as deferred financing costs and are being amortized over the term of the commitment. There can be no assurances, however, that this financing will be completed as it is subject to a number of conditions including, but not limited to, the execution of mutually agreeable documentation. The foregoing description of the Barclays Commitment Letter and the transactions contemplated thereby is qualified in its entirety by reference to the complete terms and conditions of the definitive documentation to be negotiated and executed in connection therewith.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Spirit Realty Capital and its consolidated subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The unaudited condensed consolidated financial statements include the accounts of Spirit Realty Capital and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Spirit Realty Capital has formed numerous special purpose entities to acquire and hold real estate subject to mortgage notes payable (see Note 5). As a result, the vast majority of the Company’s consolidated assets are held in these wholly owned special purpose entities and are subject to debt. Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any owner or affiliate of the special purpose entity. At March 31, 2013 and December 31, 2012, assets totaling $2.9 billion and $3.0 billion, respectively, were held, and liabilities totaling $2.0 billion and $2.0 billion, respectively, were owed by these special purpose entities and are included in the accompanying condensed consolidated balance sheets.

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

Real Estate Investments

Purchase Accounting and Acquisition of Real Estate- When acquiring a property for investment purposes, the Company allocates the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, the Company allocates the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, the Company uses a number of sources, including independent appraisals and information obtained about each property as a result of its pre-acquisition due diligence and its marketing and leasing activities.

Lease Intangibles- Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition, and are amortized on a straight-line basis over the remaining initial term of the related lease. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease. Capitalized above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease to rental revenue. Below-market lease intangibles are amortized as an increase in rental revenue over the remaining initial terms of the respective leases plus any fixed-rate renewal periods on those leases. Should a lease terminate early, the unamortized portion of any related lease intangible is immediately recognized in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts

The Company reviews its rent receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. The Company provided for reserves for uncollectible amounts totaling $3.7 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively, against accounts receivable balances of $8.7 million and $7.6 million, respectively. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company established a provision for losses of $15.9 million and $15.3 million at March 31, 2013 and December 31, 2012, respectively, against accrued rental revenue receivables of $23.8 million and $22.7 million, respectively, based on management’s estimates of uncollectible receivables and management’s assessment of the risks inherent in the portfolio, giving consideration to historical experience and industry default rates for long-term receivables.

Loans Receivable

Impairment and Provision for Loan Losses-The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. The allowance for loan losses was $5.1 million at March 31, 2013 and December 31, 2012.

A loan is placed on nonaccrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on nonaccrual status, interest income is recognized only when received. As of March 31, 2013 and December 31, 2012, two mortgages and one note were placed on nonaccrual status and have been fully reserved.

Restricted Cash and Escrow Deposits

The Company classified restricted cash and deposits in escrow totaling $20.4 million and $34.7 million at March 31, 2013 and December 31, 2012, respectively, in deferred costs and other assets in the accompanying condensed consolidated balance sheets. Included in the balance at each of March 31, 2013 and December 31, 2012 is approximately $9.7 million in restricted cash deposited to secure lenders consents to the IPO. These cash balances are restricted as to use under certain of the Company’s debt agreements. In addition, the Company deposited $8.0 million in a collateral account with one of its lenders which may be applied, at the lender’s discretion, towards a reduction of the outstanding principal balance of the related loan. The Company also has the right to replace this cash collateral with a letter of credit.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or the SEC that are adopted by us as of the specified effective date. Unless otherwise discussed, these new accounting pronouncements entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies that ASU 2011-11 applies to entities that are accounting for derivatives under Topic 815 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset under Section 210-20-45 or Section 815-10-45 or an enforceable master netting arrangement or similar agreement. This update became effective for fiscal years beginning on or after January 1, 2013, and interim periods therein. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve reporting of reclassification of items out of accumulated other comprehensive income by requiring entities to report the effect of any significant reclassifications on the respective line items on the income statement when the amount is required to be reclassified in its entirety in the same reporting period. Additionally, for items that are not required to be reclassified completely to net income, the entity will be required to cross reference other disclosures that provide additional information about the amounts. The information provided about amounts that are reclassified out of accumulated other comprehensive income must be reported by component. The amendments of this update are effective beginning December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Note 3. Investments

Real Estate Investments

At March 31, 2013 and December 31, 2012, the Company’s gross investment in real estate properties and loans, including real estate assets held for sale, totaled approximately $3.70 billion and $3.65 billion, respectively. These investments are comprised of 1,232 and 1,207, respectively, owned or financed properties that are geographically dispersed throughout 47 states. Only one state, Wisconsin, with an 11% investment, accounted for more than 10% of the total dollar amount of the Company’s investment portfolio. At March 31, 2013 and December 31, 2012, respectively, the Company’s gross investment portfolio was comprised of 1,147 and 1,122 owned properties. The Company also held 85 properties securing mortgage loans receivable with aggregate carrying amounts of $40.5 million and $40.1 million as of March 31, 2013 and December 31, 2012, respectively. Other loans receivable with aggregate carrying amounts of $10.5 million and $11.8 million were also held as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, the Company had the following gross real estate and loan activity:

	Number of Properties Owned or Financed	Dollar Amount of Investments (a)
		(In Thousands)
Balance, December 31, 2012	1,207	$3,654,925
Acquisitions/improvements and loan originations	31	56,507
Dispositions of real estate (b) (Note 11)	(6)	(4,346)
Principal payments and payoffs	—	(763)
Impairments	—	(2,103)
Loan premium amortization and other	—	(140)

Balance, March 31, 2013	1,232	$3,704,080

(a)

The dollar amount of investments includes the gross investment in land, buildings and lease intangibles, as adjusted for any impairment, related to properties owned and the carrying amount of loans receivable.

(b)	The total accumulated depreciation and amortization associated with dispositions of real estate was $0.6 million for the three months ended March 31, 2013.

The properties that the Company owns are leased to tenants under long-term operating leases that typically include one or more renewal options. The leases are generally triple-net, which provides that the lessee is responsible for the payment of all property operating expenses, including property taxes, maintenance and repairs, and insurance costs; therefore, the Company is generally not responsible for repairs or other capital expenditures related to its properties, unless the property is not subject to a lease agreement. At March 31, 2013, 13 of the Company’s properties were vacant, not subject to a lease and in the Company’s possession; five of these properties were held for sale. At December 31, 2012, 14 properties were vacant, not subject to a lease and in the Company’s possession; five of these properties were held for sale. Scheduled minimum future rentals to be received under the remaining non-cancelable term of the operating leases at March 31, 2013 (including realized rent increases occurring after January 1, 2013) are as follows:

Scheduled Future Rental Payments	March 31, 2013
Remainder of 2013	$215,133
2014	286,631
2015	280,701
2016	277,335
2017	275,008
Thereafter	1,938,464

Total future minimum rentals	$3,273,272

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

Real Estate Assets Held for Sale

The following table shows the activity in real estate assets held for sale for the three months ended March 31, 2013:

	Number of Properties	Carrying Value
		(In Thousands)
Balance, December 31, 2012	7	$5,898
Transfers from real estate investments	5	9,187
Sales (Note 11)	(5)	(3,448)

Balance, March 31, 2013	7	$11,637

Impairments

The following table summarizes total impairment losses recognized for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Real estate and intangible asset impairment	$2,103	$7,128
Write-off of lease intangibles due to lease terminations	—	2,809

Total impairment loss – continuing and discontinued operations	$2,103	$9,937

Note 4. Lease Intangibles, Net

The following details lease intangible assets and liabilities, net of accumulated amortization, at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In Thousands)
In-place leases	$271,814	$271,392
Above-market leases	21,139	21,139
Less: accumulated amortization	(109,729)	(105,169)

Intangible lease assets, net	$183,224	$187,362

Below-market leases	$62,240	$61,938
Less: accumulated amortization	(17,079)	(16,335)

Intangible lease liabilities, net	$45,161	$45,603

The amounts amortized as a net increase to rental revenue for capitalized above- and below-market leases was $0.3 million for each of the three-month periods ended March 31, 2013 and 2012. The value of in-place leases amortized to expense was $4.4 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively.

Note 5. Debt

Secured Revolving Credit Facilities

$100 Million Credit Facility- In September 2012, the Spirit Operating Partnership entered into a secured revolving credit facility (the “Credit Facility”) allowing borrowings of up to $100.0 million and providing for a maximum additional loan commitment of $50.0 million, subject to the satisfaction of specified requirements and obtaining additional commitments from lenders. The amount available to borrow under the Credit Facility, and the Company’s ability to request issuances of letters of credit, will be subject to the Spirit Operating Partnership’s maintenance of a minimum ratio of the total value of the unencumbered properties to the outstanding Credit Facility obligations of 1.75:1.00. As of March 31, 2013, no borrowings were outstanding under the Credit Facility and $100.0 million was available.

The initial term of the Credit Facility expires on September 25, 2015 and may be extended for an additional 12 months subject to the satisfaction of specified requirements. The Credit Facility bears interest, at the Company’s option, of either (i) the “Alternate Base Rate” (as defined in the credit agreement) plus 2.50% to 3.50%; or (ii) LIBOR plus 3.50% to 4.50%, depending on our leverage ratio. The Company is also required to pay a quarterly fee on the unused portion of the Credit Facility at a rate of between 0.30% and 0.40% per annum, based on percentage thresholds for the average daily unused balance during a fiscal quarter. For the three months ended March 31, 2013, the Company paid non utilization fees of $0.1 million.

As a result of entering into the Credit Facility, the Company incurred costs of $2.3 million which have been deferred and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the remaining initial term of the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to the Spirit Operating Partnership’s ongoing compliance with a number of customary financial covenants. As of March 31, 2013, the Spirit Operating Partnership was in compliance with all financial covenants on the Credit Facility.

Pursuant to the terms of the Credit Facility, the Company’s distributions may not exceed the greater of (1) 100% of its funds from operations, as defined in the credit agreement governing the Credit Facility, or (2) the amount required for the Company to qualify and maintain its status as a REIT. If a default or event of default occurs and is continuing, the Company may be precluded from making certain distributions (other than those required to allow it to qualify and maintain its status as a REIT). Spirit Realty Capital guarantees the Spirit Operating Partnership’s obligations under the Credit Facility and, to the extent not prohibited by applicable law, all of the Company’s assets and the Spirit Operating Partnership’s assets, other than interests in subsidiaries that are contractually prohibited from being pledged, are pledged as collateral for obligations under the Credit Facility.

Line of Credit- In March 2013, a special purpose entity owned by the Company entered into a $25.0 million secured revolving credit facility (“Line of Credit”). Advances under the Line of Credit are to be used to purchase or refinance commercial real estate properties. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. The interest rate is determined on the date of each advance, and is the greater of (i) the stated prime rate plus 0.5% or (ii) the floor rate equal to 4.0%. As of March 31, 2013, $11.4 million was outstanding under the Line of Credit at an interest rate of 4.0%. The special purpose entity was in compliance with all financial covenants associated with the Line of Credit as of March 31, 2013.

Mortgages and Notes Payable

The Company’s mortgages and notes payable are summarized below:

	2013 Effective Interest Rates (a)	March 31, 2013	December 31, 2012
		(In Thousands)
Net-lease mortgage notes payable:
Series 2005-1, Class A-1 amortizing mortgage note, 5.05%, due 2020	6.39%	$108,838	$111,831
Series 2005-1, Class A-2 interest-only mortgage note, 5.37%, due 2020	6.66	258,300	258,300
Series 2006-1, Class A amortizing mortgage note, 5.76%, balloon due 2021	6.65	243,746	245,614
Series 2007-1, Class A amortizing mortgage note, 5.74%, balloon due 2022	6.56	320,167	321,650
Secured fixed-rate amortizing mortgage notes payable:
5.90% notes, balloons due 2012 (b)	9.82	7,882	7,755
5.40% notes, balloons due 2014	7.27	30,983	31,165
5.26%–5.62% notes, balloons due 2015	6.89-7.20	102,184	102,766
5.04%–8.39% notes, balloons due 2016	6.57-8.57	38,460	38,652
6.59% notes, balloons due 2016	6.94-7.11	562,196	564,669
5.85% note, balloon due 2017	7.09	53,199	53,414
6.17% note, balloon due 2017	7.01	143,113	143,647
6.64% note, balloon due 2017	7.35	21,510	21,595
3.90% note, balloon due 2018	3.90	24,800	—
Secured variable-rate, 1-month LIBOR + 3.25% mortgage notes, balloon due 2016 (c)(d)	4.61-5.14	16,768	16,851
Secured variable-rate, 1-month LIBOR + 3.50% mortgage note, balloon due 2017 (c)(d)	5.16	10,165	11,181
Secured variable-rate, 3-month LIBOR + 4.25% mortgage note, balloon due 2017 (d)	5.82	21,352	21,428
Unsecured fixed-rate promissory note, 7.00%, due 2021	10.06	1,539	1,571

		1,965,202	1,952,089
Unamortized debt discount		(54,250)	(57,211)

Total mortgages and notes payable		$1,910,952	$1,894,878

(a)	The effective rates include amortization of debt discount, amortization of deferred financing costs, and related debt insurer premiums, where applicable, calculated as of March 31, 2013.
(b)

This note matured on December 1, 2012 and was borrowed by a special purpose entity owned by the Company. At the time of the maturity the special purpose entity informed the lender that it would be unable to refinance or sell the property and determined that an orderly transition of the property was required. The lender provided the special purpose entity a notice of default and subsequently foreclosed on the property in April 2013. The default interest rate on the note was 9.90% and was added to the balance of the note.

(c)	Maturity dates assume exercise of the Company’s two one-year extension options under the note agreements.
(d)	Variable-rate notes are hedged with interest rate swaps (see Note 6).

As of March 31, 2013, scheduled debt maturities of the Company’s mortgages and notes payable, including balloon payments, during the next five years and thereafter are as follows:

	Scheduled Principal	Balloon Payment	Total (a)
	(In Thousands)
Remainder of 2013	$32,666	$—	$32,666
2014	46,169	29,761	75,930
2015	36,354	107,465	143,819
2016	40,770	580,673	621,443
2017	33,720	233,547	267,267
Thereafter	115,894	700,301	816,195

	$305,573	$1,651,747	$1,957,320

(a)	The total excludes the note obligation of $7.9 million that was due in 2012 and referenced in footnote (b) above

Balloon payments subsequent to 2017 are as follows: $24.8 million due in 2018, $258.3 million due in 2020, $167.5 million due in 2021, and $249.7 million due in 2022.

Term Note Payable

Prior to the completion of the IPO on September 25, 2012, the Company had $729 million principal balance outstanding of a variable rate Term Note payable. The Company entered into various interest rate derivative products to hedge the risk of variability in cash flows which were accounted for as cash flow hedges (see Note 6). The Term Note interest rate was 3.43% at the beginning of 2012 and 3.78%, effective February 1, 2012, and was reset on August 1, 2012 to 3.44%, which remained in effect until the Term Note was extinguished on September 25, 2012.

The following table summarizes interest expense on the related borrowings:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Interest expense – Term Note payable (a)	$—	$6,747
Interest expense – revolving credit facilities (b)	105	—
Interest expense – mortgages and notes payable	29,472	29,783
Interest expense – other	—	2
Amortization of deferred financing costs (c)	3,901	852
Amortization of net losses related to interest rate swap	—	1,156
Amortization of debt discount(d)	2,961	399

Total interest expense	$36,439	$38,939

(a)	Includes related hedge expense.
(b)	Comprised primarily of non-utilization fees on the $100.0 million Credit Facility.
(c)	Includes $3.6 million arising from financing committments related to the proposed Merger.
(d)

Interest expense for the first quarter of 2012 was adjusted by a $2.9 million decrease related to the amortization period utilized in 2011 for the debt discount. In the opinion of management, the impact of this adjustment is immaterial to the Company’s 2012 results of operations.

Debt discount is amortized to interest expense using the effective interest method over the terms of the related notes. The financing costs related to the establishment of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt instrument. Unamortized financing costs totaled $10.4 million and $3.8 million at March 31, 2013 and December 31, 2012, respectively, and are included in deferred costs and other assets, net on the accompanying condensed consolidated balance sheets. The balance as of March 31, 2013 includes $5.9 million in Merger-related financing committments.

Note 6. Derivative and Hedging Activities

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value and are included in accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss (“AOCL”) and subsequently reclassified to earnings when the hedged transactions affect earnings. The ineffective portion is recorded immediately in earnings in general and administrative expenses.

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

As of March 31, 2013 and December 31, 2012, the Company recognized derivative liabilities of $0.7 million and $0.8 million, respectively, related to various interest rate derivative contracts. The Company recognized no derivative assets at March 31, 2013 and December 31, 2012, and is not required to post collateral to its counterparties for any liability positions.

The net unamortized loss deferred in AOCL related to all derivative instruments during the three months ended March 31, 2013 and 2012 totaled $31,000 and $72,000, respectively. Amounts reported in AOCL related to the cash flow hedges are reclassified to interest expense when the originally forecasted hedged transactions affect earnings. During the three months ended March 31, 2013 and 2012, such reclassifications totaled $0.1 million and $1.2 million, respectively.

The net unamortized loss included in AOCL related to all derivative instruments at March 31, 2013 totaled $0.7 million. Approximately $0.3 million is estimated to be reclassified as an increase to interest expense during the next 12 months.

During the three months ended March 31, 2013, the Company recognized a net loss of $21,654 related to a portion of forecasted hedged transactions that were no longer probable of occurring. These amounts were included in general and administrative expenses. There were no such losses during the comparable period ended March 31, 2012.

The Company does not enter into derivative contracts for speculative or trading purposes.

Note 7. Stockholders’ Equity

In March 2013, the Company declared a cash dividend of $0.3125 per share on its common stock, payable on April 16, 2013, to stockholders of record as of April 1, 2013.

Note 8. Commitments and Contingencies

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims. At March 31, 2013, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position or results of operations.

At March 31, 2013, the Company had commitments totaling $10.2 million to make property acquisitions and to fund improvements on properties the Company currently owns. These commitments are expected to be funded by December 31, 2013. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its tenants and is indemnified by that tenant for any payments the Company may be required to make on such debt.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the financial statements. Based on an ongoing environmental study on one of its properties, the Company’s estimated remediation liability was $0.1 million at March 31, 2013 and December 31, 2012.

Note 9. Fair Value Measurements

The Company’s assets and liabilities that are required to be measured at fair value in the accompanying condensed consolidated financial statements are summarized below.

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Hierarchy Level
	Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2013:
Derivatives:
Interest rate swaps	$(709)	$—	$(709)	$—

December 31, 2012:
Derivatives:
Interest rate swaps	$(771)	$—	$(771)	$—

The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 of the fair value hierarchy.

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012:

			Fair Value Hierarchy Level			Impairment Charges
Description	Fair Value	Dispositions	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2013:
Long-lived assets held for sale	$6,677	$—	$—	$—	$6,677	$(2,103)

December 31, 2012:
Long-lived assets held and used	$27,449	$(425)	$—	$—	$27,874	$(7,404)
Lease intangible assets	—	—	—	—	—	(2,680)
Long-lived assets held for sale	4,184	(7,983)	—	—	12,167	(3,648)

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2013 and December 31, 2012. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at fair value on the accompanying condensed consolidated balance sheets.

The estimated fair values of the fixed-rate mortgage and other loans receivable and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The mortgage and other loans receivable and mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Mortgage and other loans receivable	$50,960	$68,943	$51,862	$69,926
Mortgages and notes payable	1,910,952	2,137,320	1,894,878	2,112,670
Revolving credit facilities	11,400	11,585	—	—

Note 10. Significant Credit and Revenue Concentration

As of March 31, 2013, the Company’s real estate investments are operated by approximately 165 tenants that engage in retail, service and distribution activities across various industries throughout the United States. Shopko Stores Operating Co., LLC (“Shopko”) and Pamida Stores Operating Co., LLC (“Pamida”), which merged in 2012, operate in the general and discount retailer industry and represent the Company’s largest tenant. As of March 31, 2013 and 2012, rental revenues from the combined Shopko/Pamida entity (“Shopko/Pamida”) contributed 29.0% and 30.0% of our total rent (from continuing and discontinued operations), respectively. No other tenant contributed 10% or more of the Company’s total annual rent during any of the periods presented. As of March 31, 2013 and December 31, 2012, the combined properties that are operated by Shopko/Pamida represent approximately 28.1% and 28.4%, respectively, of the Company’s total investment portfolio.

Note 11. Discontinued Operations

Periodically, the Company may sell real estate properties it owns. Gains and losses from any such dispositions of properties and all operations from these properties are required to be reclassified as “discontinued operations” in the condensed consolidated statements of operations, as long as there is no significant continuing involvement in the future cash flows from these properties. As a result of this reporting requirement, each time a property is sold or classified as real estate assets held for sale, the operations of such property previously reported as part of “loss from continuing operations” are reclassified into “discontinued operations.” This presentation has no impact on net loss or cash flow. The net gains or losses from the real estate dispositions as well as the current and prior operations have been reclassified to discontinued operations as summarized below:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Revenues	$403	$1,336
Expenses:
General and administrative	3	97
Property costs	51	183
Interest	194	134
Depreciation and amortization	142	627
Impairments	2,103	1,802

Total expenses	2,493	2,843

Loss from discontinued operations	(2,090)	(1,507)
Net gains on dispositions of real estate (a)	180	1,450

Total discontinued operations	$(1,910)	$(57)

(a) Number of properties disposed of during period	6	11

Note 12. Supplemental Cash Flow Information

In March 2013, the Company declared a common stock dividend of $26.5 million, which was paid in April 2013. During the three months ended March 31, 2013, the Company repaid approximately $1.0 million of mortgages and notes payable in conjunction with sales of certain real estate properties. In addition, at March 31, 2013, $6.4 million of deferred financing fees were unpaid. During the three months ended March 31, 2012, the Company repaid $0.4 million of mortgages and notes payable concurrently with the sales of certain real estate properties and paid $0.7 million of real estate acquisition costs accrued for at December 31, 2011. Furthermore, as of March 31, 2012, $3.5 million of deferred offering costs were unpaid.

Note 13. Incentive Award Plan

Under the Company’s Incentive Award Plan (the “Plan”), we may grant equity incentive awards to eligible employees, directors and other service providers. An aggregate of approximately 3.1 million shares of common stock is available for issuance under the Plan. As of March 31, 2013, 1.7 million shares remain available for grant. Awards under the Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, performance share awards, LTIP units and other incentive awards. If an award under the Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan.

The following table summarizes our restricted common stock grant activity under the Plan:

	Three Months Ended March 31, 2013
	Number of Shares	Weighted average price (1)
Outstanding non-vested shares, December 31, 2012	1,156,966	$15.61
Shares granted	—	—
Shares vested	—	—
Shares forfeited	(18,334)	15.25

Outstanding non-vested shares, end of period	1,138,632	$15.61

(1) Grant date fair value

Historical staff turnover rates are used by the Company to estimate the forfeiture rate for its non-vested shares. Accordingly, changes in actual forfeiture rates will affect stock-based compensation expense during the applicable period.

Under the terms of the restricted common stock grants issued, holders of the non-vested shares are eligible to receive non-refundable dividends. The Company charges to compensation expense the amount of dividend accrued and/or paid to the extent they relate to non-vested shares that are not expected to vest.

The amount of stock-based compensation expense recognized in general and administrative expenses was $1.8 million for the three months ended March 31, 2013.

As of March 31, 2013 the remaining unamortized stock-based compensation expense totaled $13.9 million, which is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.

Note 14. Earnings (Loss) Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The table below is a reconciliation of the numerator used in the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Loss from continuing operations attributable to common stockholders	$(6,422)	$(12,345)
Loss from discontinued operations	(1,910)	(57)

Net loss attributable to common stockholders	$(8,332)	$(12,402)

Weighted average shares of common stock outstanding:
Basic and diluted	83,694,549	25,863,976

For all periods presented, no potentially dilutive securities were included in computing loss per share of common stock as their effect would be anti-dilutive. Potentially dilutive securities excluded were the non-vested restricted stock during the three months ended March 31, 2013 and the potential shares of common stock for the TLC debt conversion during the three months ended March 31, 2012. The weighted average number of shares of potentially dilutive securities were as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
TLC convertible debt	—	24,245,278
Non-vested shares of restricted stock	380,748	—

Potentially dilutive shares	380,748	24,245,278

Note 15. Subsequent Events

On April 2, 2013, the SEC declared effective the joint proxy statement/prospectus filed by the Company and CCPTII with the SEC on March 8, 2013, as amended on March 29, 2013 related to the proposed Merger of the Company and CCPTII. The Merger is expected to close in the third quarter of 2013 contingent on the receipt of approval of the majority of shares outstanding of the Company and CCPTII and other customary regulatory approvals and the satisfaction of other contractual closing conditions.

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

•	availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;

•	ability to renew leases, lease vacant space or re-lease space as existing leases expire;

•	the degree and nature of our competition;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	access to debt and equity capital markets;

•	fluctuating interest rates;

•	availability of qualified personnel and our ability to retain our key management personnel;

•	the outcome of any legal proceedings to which we are a party;

•	risks related to the proposed Merger;

•	changes in, or the failure or inability to comply with, government regulation, including Maryland laws;

•	failure to maintain our status as a REIT;

•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and

•	additional factors discussed in this section and in our other filings with the SEC.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes, except as required by law. For a further discussion of these and other factors, see the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In light of these risks and uncertainties, the forward-looking events discussed in this quarterly report might not occur.

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

We generate our revenue primarily by leasing our properties to our tenants. As of March 31, 2013, our undepreciated gross investment in real estate and loans totaled approximately $3.70 billion, representing investment in 1,232 properties, including properties securing our mortgage loans. Of this amount, 98.6% consisted of our gross investment in real estate, representing ownership of 1,147 properties, and the remaining 1.4% consisted of commercial mortgage and equipment loans receivable secured by 85 properties or related assets. As of March 31, 2013, our owned properties were approximately 98.9% occupied (based on number of properties), and our leases had a weighted average non-cancelable remaining lease term (based on annual rent) of approximately 10.9 years. Our leases are generally long-term, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms. As of March 31, 2013, approximately 96% of our leases (based on annual rent) provided for increases in future annual base rent.

Our operations are carried out through the Spirit Operating Partnership, which is a Delaware limited partnership. Spirit General OP Holdings, LLC, one of our wholly owned subsidiaries, is the sole general partner and owns 1.0% of the Spirit Operating Partnership. Spirit Realty Capital is the sole limited partner and owns the remaining 99.0% of the Spirit Operating Partnership. Although the Spirit Operating Partnership is wholly owned by us, in the future, we could agree to issue equity interests in the Spirit Operating Partnership to third parties in exchange for property owned by such third parties. In general, any equity interests of the Spirit Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when equity interests in the Spirit Operating Partnership are issued.

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

Factors that May Influence Our Operating Results

Rental Revenue

Our revenues are generated predominantly from receipt of rental revenue. Our ability to grow rental revenue will depend on our ability to acquire additional properties, increase rental rates and/or occupancy. Approximately 96% of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 1.25 times any increase in the CPI over a specified period, or (b) a fixed percentage, typically 1% to 2% per year. As of March 31, 2013, 98.9% of our owned properties (based on number of properties) were occupied.

In February 2012, Shopko and Pamida, two of our general merchandising tenants, completed a merger. As a result, Shopko/Pamida contributed 29.0% of our annual rent as of March 31, 2013. 84 Properties, LLC (“84 Lumber”), our next largest tenant, contributed 6.5% of our annual rent as of March 31, 2013. Because a significant portion of our revenues are derived from rental revenues received from Shopko/Pamida and 84 Lumber, defaults, breaches or delay in payment of rent by these tenants may materially and adversely affect us.

The audited consolidated financial statements of Specialty Retail Shops Holding Corp., the parent company of Shopko/Pamida, for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 are included in Exhibit 99.1 to this quarterly report and are incorporated by reference herein.

Without giving effect to the exercise of tenant renewal options, the weighted average remaining term of our leases as of March 31, 2013 was 10.9 years (based on annual rent). Approximately 6.0% of our leases (based on annual rent) as of March 31, 2013 will expire prior to January 1, 2017. The stability of our rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases or re-lease space upon the expiration or other termination of leases, lease currently vacant properties and maintain or increase rental rates at our leased properties. Adverse economic conditions, particularly those that affect the markets in which our properties are located, or downturns in our tenants’ industries could impair our tenants’ ability to meet their lease obligations to us and our ability to renew expiring leases or re-lease space. In particular, the bankruptcy of one or more of our tenants could adversely affect our ability to collect rents from such tenant and maintain our portfolio’s occupancy.

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

Our Triple-Net Leases

We generally lease our properties to tenants pursuant to long-term, triple-net leases that require the tenant to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. As of March 31, 2013, approximately 95% of our properties (based on annual rent) are subject to triple-net leases. Occasionally, we have entered into a lease pursuant to which we retain responsibility for the costs of structural repairs and maintenance. Although these instances are infrequent and have not historically resulted in significant costs to us, an increase in costs related to these responsibilities could negatively influence our operating results. Similarly, an increase in the vacancy rate of our portfolio would increase our costs, as we would be responsible for costs that our tenants are currently required to pay. Additionally, contingent rents based on a percentage of the tenant’s gross sales have been historically negligible, contributing less than 1% of our rental revenue. Approximately 64.8% of our annual rent is attributable to master leases, where multiple properties are leased to a single tenant on an “all or none” basis and which contain cross-default provisions. Where appropriate, we seek to use master leases to prevent a tenant from unilaterally giving up underperforming properties while maintaining well performing properties.

Interest Expense

As of March 31, 2013, we had approximately $1.97 billion principal balance outstanding of predominately secured, fixed-rate mortgage notes payable. During the three months ended March 31, 2013, the weighted average interest rate on our fixed and variable-rate debt, excluding the amortization of deferred financing costs and debt discounts, was approximately 6.03%. Our fixed-rate debt structure will provide us with a stable and predictable cash requirement related to our debt service. The variable rate debt consists of four mortgage notes. We entered into interest rate swaps that effectively fixed the interest rates at approximately 4.85% on a significant portion of this variable rate debt. We amortize on a non-cash basis the deferred financing costs and debt discounts associated with our fixed-rate debt to interest expense using the effective interest rate method over the terms of the related notes. For the three months ended March 31, 2013, non-cash interest expense recognized on our credit facilities, mortgages and notes payable totaled approximately $6.9 million. Any changes to our debt structure, including borrowings under the $100.0 million Credit Facility or debt financing associated with property acquisitions, could materially influence our operating results depending on the terms of any such indebtedness. Most of our debt provides for scheduled principal payments. As principal is repaid, our interest expense decreases.

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

Proposed Merger with Cole

On January 22, 2013, Spirit Realty Capital, the Spirit Operating Partnership, CCPTII, and the Cole Operating Partnership entered into the Merger Agreement which provides for the merger of Spirit Realty Capital with and into CCPTII with CCPTII continuing as the surviving corporation and the merger of the Cole Operating Partnership with and into the Spirit Operating Partnership with the Spirit Operating Partnership continuing as the surviving limited partnership. The board of directors of Spirit Realty Capital has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. While the Merger is pending, we will be subject to various uncertainties and contractual restrictions that could adversely affect our financial results. The Merger is expected to close in the third quarter of 2013 contingent on the receipt of approval of the majority of shares outstanding of the Company and CCPTII and other customary regulatory approvals and the satisfaction of other contractual closing conditions

In connection with the Merger Agreement, on January 22, 2013, the Company entered into the Barclays Commitment Letter, pursuant to which Barclays Bank PLC has committed to provide, subject to the conditions set forth in the Barclays Commitment Letter, a $575.0 million secured term loan facility and a $50.0 million senior secured revolving credit facility. As a result of obtaining the Barclays Commitment Letter, the Company incurred approximately $9.5 million in commitment and structuring fees, which were capitalized as deferred financing costs and are being amortized over the term of the commitment.

On April 26, 2013, the Spirit Operating Partnership entered into a commitment letter (the “DB Commitment Letter”) with Deutsche Bank Securities Inc. (“DBSI”), on behalf of Deutsche Bank AG New York Branch. Subject to certain conditions set forth in the DB Commitment Letter, DBSI has agreed to provide $300.0 million of a $325.0 million senior secured revolving credit facility. The remaining $25.0 million, as well as an accordion feature allowing the Spirit Operating Partnership to increase such facility by up to an additional $75.0 million, are each subject to acceptance of commitments from existing or new lenders. The DB Commitment Letter contemplates that the credit facility will be guaranteed by the Company and all subsidiaries of the Spirit Operating Partnership that own certain unencumbered properties. The proceeds of this loan facility would be available for general corporate purposes of the Spirit Operating Partnership and its subsidiaries, including but not limited to working capital, capital expenditures and acquisitions. The revolving credit facility contemplated under the DB Commitment Letter would be an alternative source of funding to a portion of the facilities contemplated under the Barclays Commitment Letter but, until the actual funding thereof, the commitments under the DB Commitment Letter are not intended to replace any or all of the commitments contemplated under the Barclays Commitment Letter. In connection with the DB Commitment Letter, the Company incurred approximately $3.0 million in commitment fees subsequent to March 31, 2013.

There can be no assurances, however, that the financings discussed above will be completed as they are subject to a number of conditions including, but not limited to, the execution of mutually agreeable documentation. The foregoing descriptions of the Barclays Commitment Letter and the DB Commitment Letter and the transactions contemplated by each are qualified in their entirety by reference to the complete terms and conditions of the definitive documentation to be negotiated and executed in connection therewith.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

The following discussion includes the results of our continuing operations as summarized in the table below:

	Three Months Ended March 31,
	2013	2012	Change	%
	(In Thousands)
Revenues:
Rentals	$71,614	$67,628	$3,986	5.9%
Interest income on loans receivable	1,113	1,436	(323)	(22.5)%
Interest income and other	78	438	(360)	(82.2)%

Total revenues	72,805	69,502	3,303	4.8%

Expenses:
General and administrative	13,577	6,248	7,329	117.3%
Property costs	963	1,190	(227)	(19.1)%
Interest	36,439	38,939	(2,500)	(6.4)%
Depreciation and amortization	28,174	27,271	903	3.3%
Impairments	—	8,135	(8,135)	(100.0)%

Total expenses	79,153	81,783	(2,630)	(3.2)%

Loss from continuing operations before income tax expense	(6,348)	(12,281)	5,933	48.3%
Income tax expense	74	64	10	15.6%

Loss from continuing operations(1)	$(6,422)	$(12,345)	$5,923	48.0%

(1)	For the three months ended March 31, 2013 and 2012, losses of $1.9 million and $0.06 million, respectively, resulted from discontinued operations.

Revenues

For the three months ended March 31, 2013, approximately 98.5% of our lease and loan revenues were attributable to long-term leases. Total revenue increased by $3.3 million to $72.8 million for the three months ended March 31, 2013 as compared to $69.5 million for same period in 2012. The increase in revenue was due primarily to an increase in base rental revenue resulting from real estate acquisitions of approximately $182.8 million subsequent to March 31, 2012 and contractual rent escalations on our owned real estate properties.

Rentals

Rental revenue increased by $4.0 million to $71.6 million for the three months ended March 31, 2013 as compared to $67.6 million for the same period in 2012. The increase was attributable to an increase in the number of active leases due to real estate acquisitions, contractual rent escalations and fewer vacant properties compared to the period ended March 31, 2012. Rental revenue attributable to non-cash straight-line rent and amortization of above and below-market lease intangibles for the three months ended March 31, 2013 and 2012 was $0.8 million and $0.7 million, respectively, representing approximately 1.0% of total rental revenue from continuing operations for each of the three-month periods ended March 31, 2013 and 2012.

As of March 31, 2013, 98.9% (based on number of properties) of our owned properties were occupied. The majority of our nonperforming leases were in the restaurant and automotive industries. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in the portfolio. As of March 31, 2013, 13 of our properties, representing approximately 1.1% of our owned properties, were vacant and not generating rent, compared to 22 vacant properties, representing 2.0% of our owned properties, as of March 31, 2012.

Interest income on loans receivable and other income

Interest income on loans receivable decreased by $0.3 million to $1.1 million for the three months ended March 31, 2013 as compared to $1.4 million for the same period in 2012. The decrease in interest income on loans was primarily due to the prepayment of two notes totaling $9.0 million and scheduled maturities and amortization subsequent to March 31, 2012. Interest income and other decreased by $0.4 million to $0.4 million for the three months ended March 31, 2013 as compared to $0.8 million for the same period in 2012. Interest income and other was lower during 2013 as a result of $0.3 million in lease termination revenue recognized in 2012 from one of our tenants.

Expenses

General and administrative

General and administrative expenses increased $7.3 million for the three months ended March 31, 2013 due primarily to $6.1 million in transaction costs associated with the proposed Merger and $1.8 million in stock-based compensation and incentive awards. During the same period in 2012, the Company recognized $1.0 million in costs related to our IPO. Due to the proposed Merger, we anticipate that we will continue to incur similar Merger-related expenses through the remainder of the year.

Property costs

Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Total property costs decreased by $0.2 million to $1.0 million for the three months ended March 31, 2013, as compared to $1.2 million for the same period in 2012. The decrease in property costs was due to a decrease in the average number of property vacancies, from an average of 20 vacant properties during the three months ended March 31, 2012 to an average of 15 vacant properties during the comparable period in 2013. The Company also reduced property costs by approximately $0.2 million as actual repair costs accrued on a non-triple net lease were lower than expected.

Interest

Interest expense decreased by $2.5 million to $36.4 million for the three months ended March 31, 2013 as compared to $38.9 million for the same period in 2012.The decrease in interest expense was due primarily to the extinguishment of the Term Note indebtedness as a result of the IPO on September 25, 2012. This decrease was partially offset by an increase in the amortization of deferred financing fees and $69.0 million of new borrowings subsequent to March 31, 2012 related to recent acquisitions. The increase in deferred financing fees is due to capitalized debt issue costs incurred to provide bridge financing in connection with the Merger. These costs are being amortized over the estimated interim period preceding the placement of permanent financing expected sometime in the third quarter.

The following table summarizes our interest expense and related borrowings from continuing operations:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Interest expense—Term Note payable	$—	$6,747
Interest expense—revolving credit facilities	105	—
Interest expense—mortgages and notes payable	29,472	29,783
Interest expense—other	—	2
Amortization of deferred financing costs	3,901	852
Amortization of net losses related to interest rate swap	—	1,156
Amortization of debt discount	2,961	399

Total interest expense	$36,439	$38,939

Weighted average debt outstanding before Term Note and debt discount(1)	$1,961,731	$1,952,302
Weighted average Term Note	—	729,000
Weighted average debt discount(1)	(56,832)	(61,976)

Weighted average debt outstanding	$1,904,899	$2,619,326

Adjusted interest(2)/weighted average mortgages and notes payable	6.03%	6.10%
Term Note interest(3)/weighted average Term Note payable	—	3.70%

(1)	Excludes debt associated with discontinued operations.
(2)	Excludes interest expense associated with the Term Note indebtedness, amortization of deferred financing costs and debt discounts.
(3)	Excludes interest expense associated with amortization of deferred financing costs and net losses related to a hedging contract.

Depreciation and amortization

Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $0.9 million to $28.2 million for the three months ended March 31, 2013 as compared to $27.3 million for the same period in 2012. The slight increase was due to higher depreciation expense following acquisitions of approximately $182.8 million in properties between March 31, 2012 and March 31, 2013, partially offset by dispositions of properties subsequent to March 31, 2012. The following table summarizes our depreciation and amortization expense from continuing operations:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Depreciation of real estate assets	$23,727	$22,785
Other depreciation	27	11
Amortization of lease intangibles	4,420	4,475

Total depreciation and amortization	$28,174	$27,271

Impairments

Impairment charges on properties and other assets that are classified as part of continuing operations were zero and $8.1 million for the three months ended March 31, 2013 and 2012, respectively. The reduction in the average number of vacancies over the past 12 months has resulted in lower impairment charges during the three months ended March 31, 2013 as compared to the same period in 2012. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns. The disposition or re-leasing of non-performing or under-performing properties may trigger impairment charges when the expected future cash flows from the properties for sale or re-lease are less than their net book value. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.

	Three Months ended March 31,
	2013	2012
	(In Thousands)
Real estate and intangible asset impairment	$—	$6,304
Write-off of lease intangibles due to lease terminations	—	1,831

Total impairment loss	$—	$8,135

Discontinued Operations

Gains and losses from property dispositions during a period or expected losses from properties classified as held for sale at the end of the period, as well as all operations from those properties, are reclassified to and reported as part of “discontinued operations.”

For the three months ended March 31, 2013 and 2012, we had losses from discontinued operations of $1.9 million and $0.06 million, respectively. Included in these amounts were losses from properties held for sale of $2.1 million and $1.6 for the three months ended March 31, 2013 and 2012, respectively. Non-cash impairment charges included in the loss from discontinued operations for the three months ended March 31, 2013 and 2012 were $2.1 million and $1.8 million, respectively.

Property Portfolio Information

Our diverse real estate portfolio at March 31, 2013 consisted of 1,147 owned properties:

•	leased to approximately 165 tenants;

•	located in 47 states, with only 4 states contributing more than 5% of our annual rent;

•	operating in 18 different industries;

•	with an occupancy rate of 98.9%; and

•	with a weighted average remaining lease term of 10.9 years.

The following tables present the diversity of our portfolio and are calculated based on percentage of total annual rent.

Diversification by Tenant

The following table lists the top 10 tenants of our owned real estate properties (based on annual rent) as of March 31, 2013:

	Tenant	Number of Properties	Annual Rent (in thousands)(1)	Percent of Total Annual Rent
1.	Shopko/Pamida	181	$83,459	29.0%
2.	84 Properties, LLC	109	18,647	6.5
3.	Carmike Cinemas, Inc.	12	8,028	2.8
4.	Universal Pool Co., Inc.	14	6,679	2.3
5.	CBH20, LP (Camelback Ski Resort)	1	5,779	2.0
6.	United Supermarkets, LLC	15	5,155	1.8
7.	Destination XL Group, Inc.	1	4,814	1.7
8.	Carmax, Inc.	5	4,726	1.6
9.	Main Event Entertainment, LP	6	4,477	1.6
10.	NE Opco, Inc.	6	4,458	1.5
	Other	797	141,842	49.2

	Total	1,147	$288,064	100%

(1)	We define annual rent as rental revenue for the three months ended March 31, 2013 multiplied by four.

Diversification by Industry

The following table sets forth information regarding the diversification of our owned real estate properties among different industries (based on annual rent) as of March 31, 2013:

Industry	Number of Properties	Percent of Total Annual Rent(1)
General and discount retail properties	181	29.0%
Restaurants—quick service	395	11.0
Specialty retail properties	48	9.1
Restaurants—casual dining	129	7.8
Movie theatres	23	7.6
Building material suppliers	110	6.6
Industrial properties	26	5.0
Educational properties	22	4.6
Automotive dealers, parts and service properties	78	4.2
Recreational properties	8	3.6
Convenience stores / car washes	40	2.9
Medical/other office properties	12	2.3
Supermarkets	21	2.1
Distribution properties	36	1.4
Health clubs/gyms	5	1.1
Interstate travel plazas	3	1.0
Drugstores	9	*
Call centers	1	*

Total	1,147	100%

*	Less than 1%
(1)	We define annual rent as rental revenue for the three months ended March 31, 2013 multiplied by four.

Diversification by Geography

The following table sets forth information regarding the geographic diversification of our owned real estate properties (based on annual rent) as of March 31, 2013:

Location	Number of Properties	Percent of Total Annual Rent(1)
Wisconsin	57	11.0%
Texas	84	8.7
Illinois	91	6.8
Pennsylvania	50	5.2
Florida	69	4.5
Minnesota	36	4.4
Arizona	26	4.4
Georgia	67	3.4
Indiana	40	3.2
Michigan	34	3.1
Nebraska	17	3.1
Ohio	50	3.0
Massachusetts	6	2.8
California	9	2.5
North Carolina	29	2.2
Utah	13	2.2
Tennessee	60	2.2
Iowa	34	2.1
Idaho	9	2.0
Kentucky	37	1.9
Alabama	51	1.7
Washington	9	1.6
Missouri	29	1.5
Montana	7	1.4
South Dakota	9	1.4
New York	28	1.3
West Virginia	26	1.3
Virginia	29	1.3
Oregon	6	1.2
Oklahoma	11	1.2
Colorado	8	1.0
Kansas	6	1.0
South Carolina	18	*
Maryland	18	*
Louisiana	13	*
Arkansas	7	*
Maine	18	*
New Jersey	3	*
Wyoming	8	*
New Mexico	4	*
Nevada	1	*
Delaware	2	*
Vermont	2	*
Mississippi	7	*
North Dakota	2	*
New Hampshire	6	*
Rhode Island	1	*

Total owned properties	1,147	100%

*	Less than 1%
(1)	We define annual rent as rental revenue for the three months ended March 31, 2013 multiplied by four.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of March 31, 2013. As of March 31, 2013, the weighted average remaining non-cancelable term of our leases (based on annual rent) was 10.9 years. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights:

Leases expiring in	Number of Properties	Expiring Annual Rent(1)	Percent of Total Annual Rent
	(In Thousands)
Remainder of 2013	11	$2,246	0.8%
2014	53	7,643	2.7
2015	19	4,734	1.6
2016	21	2,578	0.9
2017	35	7,216	2.5
2018	38	12,372	4.3
2019	61	12,630	4.4
2020	84	27,959	9.7
2021	123	21,725	7.5
2022	63	6,065	2.1
2023 and thereafter	626	182,669	63.5
Vacant	13	—	—

Total owned properties	1,147	$287,837	100%

(1)	We define annual rent as rental revenue for the three months ended March 31, 2013 multiplied by four.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including costs relating to servicing our outstanding debt and cash distributions. We expect to meet our short-term liquidity requirements primarily from cash and cash equivalents, net cash from operating activities and borrowings under our $100 million secured revolving Credit Facility. We believe that our long-term, triple-net leases provide stable rental revenue during various market environments.

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

As of March 31, 2013, we had $55.4 million of cash and cash equivalents as compared to $63.7 million as of March 31, 2012. This decrease resulted primarily from the use of cash and cash equivalents to reduce our indebtedness, fund acquisitions and pay dividends, partially offset by $114.7 million of cash generated from operations during the twelve months ended March 31, 2013. Proceeds from the IPO were utilized to repay a portion of our Term Note and partially fund acquisitions.

Description of Certain Debt

Mortgages and Notes Payable

We primarily use long-term, fixed-rate debt to finance our properties on a “match-funded” basis. In general, the obligor of our property-level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. We seek to use property-level financing that bears interest at an annual rate less than the annual rent on the related lease(s) and that matures prior to the expiration of such lease(s). As of March 31, 2013, we had approximately $1.97 billion principal balance of outstanding indebtedness with a weighted average annual interest rate of 6.03% and a weighted average maturity of 5.5 years. Most of this debt is partially amortizing and requires a balloon payment at maturity. Scheduled debt payments as of March 31, 2013 are as follows:

Year	Scheduled Principal	Balloon Payments (1)	Total(2)
	(In Thousands)
Remainder of 2013	$32,666	$—	$32,666
2014	46,169	29,761	75,930
2015	36,354	107,465	143,819
2016	40,770	580,673	621,443
2017	33,720	233,547	267,267
Thereafter	115,894	700,301	816,195

Total	$305,573	$1,651,747	$1,957,320

(1)	Balloon payments subsequent to 2017 are as follows: $24.8 million due in 2018, $258.3 million due in 2020, $167.5 million due in 2021, and $249.7 million due in 2022.
(2)	The total excludes the note obligation of $7.9 million that was due in 2012 (see Note 5 in “Item 1. Financial Statements”)

Secured Revolving Credit Facilities

In September 2012, the Operating Partnership entered into a secured revolving credit facility (“the Credit Facility”) allowing borrowings of up to $100.0 million and providing for a maximum additional loan commitment of $50.0 million, subject to the satisfaction of specified requirements and obtaining additional commitments from lenders. The amount available for us to borrow under the Credit Facility, and our ability to request issuances of letters of credit, will be subject to the Operating Partnership’s maintenance of a minimum ratio of the total value of the unencumbered properties to the outstanding Credit Facility obligations of 1.75:1.00. As of March 31, 2013, no borrowings were outstanding under the Credit Facility and $100.0 million was available.

In March 2013, a special purpose entity owned by the Company entered into a $25.0 million Line of Credit. Advances under the Line of Credit are to be used to purchase or refinance commercial real estate properties. The initial term of the Line of Credit expires in March 2016, and each advance under the Line of Credit has a 24 month term. As of March 31, 2013, $11.4 million was outstanding under the Line of Credit at an interest rate of 4.0%.

Contractual Obligations

During the first three months of 2013, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the SEC.

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

Any distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, funds from operations (“FFO”), liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant.

Cash Flows

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased $2.9 million to $28.2 million for the three months ended March 31, 2013 as compared to $25.3 million for the same period in 2012. The increase was primarily attributable to an increase in rental revenues as a result of property acquisitions and scheduled rent escalations, as well as a reduction in cash paid for interest following the extinguishment of the Term Note. These favorable variances were offset by higher general and administrative expenses as a result of transaction costs incurred in connection with the proposed Merger.

Our net cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Net cash used in investing activities was $39.2 million for the three months ended March 31, 2013 as compared to $9.8 million for the same period in 2012. The increase in cash used in investing activities during 2013 included $56.9 million to fund the acquisition of 31 properties, partially offset by cash proceeds of $2.8 million from the disposition of 6 properties and transfers of sales proceeds from restricted cash accounts of $14.1 million. During the three months ended March 31, 2012, our investing activity included $33.7 million in acquisitions and capital improvements partially offset by cash proceeds of $10.8 million from the sale of properties, $5.5 million from collection of principal on loans receivable and $7.6 million of sales proceeds transferred from restricted cash accounts.

Our net cash used in financing activities is generally impacted by our borrowings. Net cash used in financing activities increased by $5.9 million to $7.3 million for the three months ended March 31, 2013 as compared to $1.4 million for the same period in 2012. During the first quarter of 2013, we paid cash dividends of $28.2 million, repaid $10.8 million of our mortgage and notes payable and paid $4.1 million of financing costs, offset by borrowings of $36.2 million to finance portions of certain acquisitions.

FFO and Adjusted Funds from Operations (AFFO) Attributable to Common Stockholders

The following is a reconciliation of net income attributable to common stockholders (which we believe is the most comparable GAAP measure) to FFO and adjusted FFO (“AFFO”). Also presented is information regarding distributions paid to common stockholders and the weighted average common shares outstanding used for the basic and diluted computation per share:

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Share and Per Share Data) (Unaudited)
Net loss attributable to common stockholders	$(8,332)	$(12,402)
Add/(less):
Portfolio depreciation and amortization
Continuing operations	28,147	27,260
Discontinued operations	142	627
Portfolio impairments
Continuing operations	—	8,135
Discontinued operations	2,103	1,802
Realized (gains) on sales of real estate	(180)	(1,450)

Total adjustments	30,212	36,374

Funds from operations (FFO) attributable to common stockholders	$21,880	$23,972
Add/(less):
Loss on derivative instruments related to Term Note extinguishment	—	653
Expenses incurred to secure lenders’ consents (a)	397	1,026
CCPTII Merger related transaction costs	6,140	—
CCPTII Merger related financing costs	3,614	—
Non-cash interest expense	3,248	2,425
Non-cash revenues	(521)	(505)
Non-cash compensation expense	1,772	—

Total adjustments to FFO	14,650	3,599

Adjusted funds from operations (AFFO) attributable to common stockholders	$36,530	$27,571

Net loss per share of common stock
Basic and Diluted (b)	$(0.10)	$(0.48)
FFO per share of common stock
Diluted (b)	$0.26	$0.52
AFFO per share of common stock
Diluted (b)	$0.43	$0.61
Weighted average shares of common stock outstanding:
Basic	83,694,549	25,863,976
Diluted (b)	84,075,297	50,109,254

(a)	These third-party expenses were incurred to secure lenders’ consents to the IPO and the CCPTII proposed Merger in 2012 and 2013, respectively.
(b)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net losses (gains) on the disposition of assets. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. It adjusts FFO to eliminate the impact of non-recurring items that are not reflective of ongoing operations and certain non-cash items that reduce or increase net income in accordance with GAAP. Our computation of AFFO may differ from the methodology for calculating AFFO used by other equity REITs, and, therefore, may not be comparable to such other REITs.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to the March 31, 2013 unaudited condensed consolidated financial statements.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control. Our operating results will depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our credit facilities. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

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

The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities and variable-rate assets with variable-rate liabilities. As of March 31, 2013, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). Essentially all of our approximately $1.97 billion principal balance of outstanding mortgages and notes payable as of March 31, 2013 were long-term, fixed-rate obligations. For the three months ended March 31, 2013, the weighted average interest rate on our debt, excluding amortization of deferred financing and debt discounts, was approximately 6.03%.

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

The estimated fair values of our fixed and variable-rate mortgages and notes payable and revolving credit facilities have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses the fair value information for these financial instruments as of March 31, 2013:

	Carrying Value	Estimated Fair Value
	(In Thousands)
Mortgages and notes payable	$1,910,952	$2,137,320
Revolving credit facilities	11,400	11,585

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2013 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of March 31, 2013, that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

In connection with the Company Merger, on March 5, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City, Maryland against and purportedly on behalf of Spirit Realty Capital captioned Kendrick, et al. v. Spirit Realty Capital, Inc., et al. The complaint was amended on April 26, 2013, and names as defendants Spirit Realty Capital, the members of the board of directors of Spirit Realty Capital, the Spirit Operating Partnership, CCPTII and the Cole Operating Partnership, and alleges that the directors of Spirit Realty Capital breached their fiduciary duties by engaging in an unfair process leading to the Merger Agreement, failing to disclose sufficient material information for Spirit Realty Capital stockholders to make an informed decision regarding whether or not to approve the Merger, agreeing to a Merger Agreement at an opportunistic and unfair price, allowing draconian and preclusive deal protection devices in the Merger Agreement, and engaging in self-interested and otherwise conflicted actions. The complaint alleges that Spirit Realty Capital, the Spirit Operating Partnership, CCPTII and the Cole Operating Partnership aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that defendants have breached their fiduciary duties or aided and abetted such breaches and that the Merger Agreement is unenforceable, an order enjoining a vote on the transactions contemplated by the Merger Agreement, rescission of the transactions in the event they are consummated, imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees and costs, and other relief.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

2.1(4)	Agreement and Plan of Merger, among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated as of January 22, 2013.

3.(i)1(1)	Sixth Articles of Amendment and Restatement of Spirit Realty Capital, Inc.

3.(ii)1(1)	Fourth Amended and Restated Bylaws of Spirit Realty Capital, Inc.

4.1(5)	Form of Common Stock Certificate of Spirit Realty Capital, Inc.

4.2(6)	Amended and Restated Master Indenture dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee.

4.3(6)	Series 2005-1 Indenture Supplement dated as of July 26, 2005, between Spirit Master Funding, LLC and Citibank, N.A., as indenture trustee.

4.4(6)	Series 2006-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Citibank, N.A., as indenture trustee.

4.5(6)	Series 2007-1 Indenture Supplement dated as of March 17, 2006, between Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., as indenture trustee.

10.1(1)	Agreement of Limited Partnership of Spirit Realty, L.P., dated September 25, 2012.

10.2(1)	Registration Rights Agreement among Spirit Realty Capital, Inc. and the persons named therein, dated September 25, 2012.

10.3(2)	Spirit Realty Capital, Inc. Director Compensation Program.

10.4(2)	Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan.

10.5(1)	Credit Agreement between Spirit Realty, L.P., Deutsche Bank AG New York Branch, as administrative agent, and the various financial institutions as are or may become parties thereto dated September 25, 2012.

10.6(1)	Guaranty by Spirit Realty Capital, Inc. and Spirit General OP Holdings, LLC to and for the benefit of the Credit Parties, as defined therein, dated as of September 25, 2012.

10.7(1)	Consent to Transaction by and among Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, Spirit Realty Capital, Inc., Spirit Realty, L.P. and U.S. Bank National Association, as trustee, successor–in-interest to Bank of America, N.A., as trustee, successor by merger to LaSalle Bank National Association, as trustee, under that certain Pooling and Servicing Agreement dated as of June 1, 2006, for the Registered Holders of Citigroup Commercial Mortgage Trust 2006-C4 Commercial Mortgage Pass-Through Certificates, Series 2006-C4, U.S. Bank National Association, as trustee successor-in-interest to Bank of America, N.A., as trustee, successor by merger to LaSalle Bank National Association, as trustee under that certain Pooling and Servicing Agreement dated as of October 1, 2006, for the Registered Holders of CD 2006-CD3 Commercial Mortgage Pass-Through Certificates, and U.S. Bank National Association, in its capacity as trustee, successor-in interest to Bank of America, N.A. in its capacity as trustee, successor-in-interest to Wells Fargo Bank, N.A., in its capacity as trustee, under that certain Pooling and Servicing Agreement dated as of December 1, 2006, for the Registered Holders of COBALT CMBS Commercial Mortgage Trust 2006-C1 Commercial Mortgage Pass-Through Certificates, Series 2006-C1, dated September 25, 2012.

10.8(1)	Omnibus Modification Agreement by and among Spirit Master Funding, LLC, Spirit Master Funding II, LLC and Spirit Master Funding III, LLC, as issuers, Spirit Realty Capital, Inc., Spirit Realty, L.P., Midland Loan Services, Inc., Ambac Assurance Corporation, Citibank, N.A., Spirit Property Holdings, LLC and Spirit Pocono Corporation, dated September 25, 2012.

10.9(1)	Consent and Acknowledgement and Eighth Amendment to Loan Agreement by and among U.S. Bank National Association, as trustee for the registered holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C33, Spirit SPE Portfolio 2007-2, LLC, Spirit Realty Capital, Inc. and Spirit Realty, L.P., dated September 25, 2012.

10.10(7)	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Michael A. Bender, dated October 1, 2011.

10.11(7)	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Michael A. Bender, dated November 9, 2011.

10.12(7)	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Peter M. Mavoides, dated October 1, 2011.

10.13(7)	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Peter M. Mavoides, dated November 9, 2011.

10.14(7)	Amendment No. 1 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated August 29, 2011.

10.15(7)	Amendment No. 2 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated October 1, 2011.

10.16(7)	Amendment No. 3 to Employment Agreement among Spirit Realty Capital, Inc., Redford Holdco, LLC and Thomas H. Nolan, Jr., dated November 9, 2011.

10.17(4)	First Amendment to the Change of Control Severance Plan for Certain Covered Participants of Spirit Finance Corporation.

10.18(4)	Agreement among Spirit Realty Capital, Inc. and Thomas H. Nolan, Jr., dated January 22, 2013.

10.19(4)	Agreement among Spirit Realty Capital, Inc. and Peter M. Mavoides, dated January 22, 2013.

10.20(4)	Agreement among Spirit Realty Capital, Inc. and Michael A. Bender, dated January 22, 2013.

10.21(4)	Agreement among Spirit Realty Capital, Inc. and Mark Manheimer, dated January 22, 2013.

10.22(4)	Agreement among Spirit Realty Capital, Inc. and Gregg A. Seibert, dated January 22, 2013.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*

Consolidated Financial Statements of Specialty Retail Shops Holding Corp. and Subsidiaries as of February 2, 2013 and January 28, 2012 and for the Fiscal Years Ended February 2, 2013, January 28, 2012, and January 29, 2011 (audited)

101(3)*	The following financial information from Spirit Realty Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
(1)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.
(2)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on August 31, 2012.
(3)	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
(4)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 23, 2013.
(5)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on June 8, 2012.
(6)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Registration Statement on Form S-11, as amended (File No. 333-177904), as filed with the Securities and Exchange Commission on November 10, 2011.
(7)	Previously filed by Spirit Realty Capital, Inc. as an exhibit to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC.

Date: May 9, 2013	/s/ MICHAEL A. BENDER
Michael A. Bender
Chief Financial Officer (principal financial and accounting officer)